Form 10KSB
period 2003-12-31
MD TECHNOLOGIES INC
filed 2004-03-29
CIK 1260465

OMB APPROVAL

OMB Number: 3235-0420
Expires: April 30, 2006
Estimated average burden hours per response. . .1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-50435

MD Technologies Inc.

(Name of small business issuer in its charter)

DELAWARE	72-1491921
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

620 FLORIDA ST., SUITE 200 BATON ROUGE, LOUISIANA	70801
(Address of principal executive offices)	(Zip Code

Issuer’s telephone number (225) 343-7169

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0004 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $323,897 for the 12 months ended December 31, 2003.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the registrant’s common stock on March 19, 2004 is approximately $5,293,433. The common stock is currently not registered on an exchange and the aggregate market value has been calculated by the initial offering price of $2.40 per share.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 (“Securities Act”). Not Applicable.

Transitional Small Business Disclosure Form (check one): Yes  ☒ No  ☐

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion in this Annual Report on Form 10-KSB regarding MD Technologies Inc., its business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward looking statements.

When used in this Annual Report, the terms “ we,” “our,” “us,” and “MD Technologies” refers to MD Technologies Inc., a Delaware corporation.

PART I

Item 6. Description Of Business1

History

The founders of MD Technologies began developing software solutions for the healthcare industry in 1993. Initial development of the Medtopia application began in early 1995 when the founders of the Company decided that the emerging growth of the Internet introduced a significant opportunity to create innovative solutions for the healthcare industry. After several years of modifications and re-engineering the product, Medtopia went live on the Internet with its first physician in November of 1998. We believe that, at the time, Medtopia was the only completely web-based practice management system on the Internet. Our founders struggled to find customers willing to use the product, as the Internet was a relatively new and unproven medium for business applications. Likewise, the idea of businesses storing their data on remote servers and renting, rather than purchasing, their applications was a relatively foreign concept. However, as the Internet became more ubiquitous and generally accepted as a business medium over the following two years, we began to find more and more customers willing to embrace the technology and the product.

Recognizing the need for assistance to adequately develop our applications and implement a realistic distribution plan, our founders incorporated MD Technologies Inc. on February 25, 2000, in the State of Delaware, in order to raise capital to exploit Medtopia at a time they felt that the industry was more accepting of Internet based applications. We remained in a research and development mode until January 2001, when we announced that we had entered into a research affiliation with Emory Healthcare in Atlanta. At that time, we had 21 customers using Medtopia, despite having only a part-time sales person. We increased sales and marketing efforts in the last quarter of 2001 and began implementing our business plan while focusing and refining our sales, deployment and installation strategies.

Since January 2002, we have been steadily meeting our sales goals, adding an average of two new customers per month. We, and our products, continue to evolve and improve with each new customer. As of December 31, 2003, we have acquired 87 customers.

Public Offering of Shares

On December 17, 2003, we qualified a public offering of 1,675,000 shares of common stock at a price of $2.40 per share in accordance with Regulation A (the “Offering”). We are selling the shares ourselves and this offering is ongoing. As of March 19, 2004, we have sold 1,254,834 shares. On December 22, 2003, our registration statement for these shares on Form 10-SB became effective. The shares are not yet listed on an exchange. Jefferies & Company has filed the appropriate forms with the National Association of Securities Dealers to list these shares on the NASDAQ OTC Bulletin Board and the shares will begin trading on the OTC Bulletin Board after the Offering is closed.

Emory Healthcare Relationship

On December 13, 2000, we entered into two agreements with Emory Healthcare (“Emory”) in Atlanta, Georgia. The first agreement, entitled “Joint Development and License Agreement”, provides for an 18 month license of our MyMedtopia application for use by Emory in its systemwide healthcare web portal. In October of 2001 we embedded MyMedtopia on Emory’s web portal and it has been in use since that time. The license agreement has expired and we are currently in negotiations with Emory for a renewal of that license. This agreement also gives Emory the right to test our Medtopia applications in a live setting in one or more of their practice areas. In April of 2001, the Emory Rehabilitation Center for Medicine began using the scheduling component of Medtopia for its 30 physical therapists. This application continues in use today. We do not generate any revenues from the use by Emory of Medtopia at this time and we are currently in negotiations with Emory on this issue. Our agreement with Emory also provides for the collaboration between Emory and us in order to develop new applications. This relationship calls for our company to provide the IT expertise and Emory to provide the clinical expertise of up to 20 hours per week to jointly collaborate in the creation of new applications or the improvement of existing applications. To date the only application in which we have collaborated with Emory has

[1]	Please note that the item numbers in the headings in Part I correspond to the relevant sections of Form 1-A that are prescribed for each section.

been the modification of Medtopia Manager’s appointment scheduler in order to make it useful for physical therapists in a rehabilitation hospital setting. As opportunities are identified and prioritized, we anticipate taking advantage of this agreement and collaboration with Emory in future development of new applications and/or the improvement of our current applications.

We are currently in negotiations with Emory Healthcare to establish a fee for the use by Emory of our applications. Although the Joint Development and License Agreement with Emory has expired and Emory is not currently paying us a fee for use of our applications, we continue to derive benefits from the Emory relationship. These benefits are threefold. First, we continue to refine our applications and product features as a result of our ongoing dialogue with Emory. Second, Emory Healthcare’s continued use of our products lends credibility to our products and is an extremely valuable asset to the company due to its reputation and dominant presence in Atlanta, one of our expansion markets. The relationship with Emory Healthcare already has helped us establish credibility with new customers in Louisiana. Third, we hope that Emory will be an important source of referrals in the Atlanta market.

Our second agreement with Emory, entitled, “Stock Purchase Agreement” was entered into as consideration for the first agreement. By this agreement, Emory became a shareholder of our company and was issued 450,000 shares (112,500 shares after giving effect to the reverse stock split implemented by the Company effective September 26, 2003) of common stock of our company. Emory accounted for 43% of our revenues during our second year of operations (2001), 15% of our revenues for the year ended December 31, 2002, and 0% of our revenues in 2003, with the decrease in revenues occurring as a result of the expiration of the Company’s Joint Development and License Agreement with Emory on December 12, 2002.

Company Vision

Since our inception, our management team has followed two underlying principles: (1) over time, nearly all software business applications will become Internet hosted and managed; and (2) an unwavering dedication to customer service and support will drive customers to us and earn their long-term loyalty. These two principles have guided all our actions since our inception.

Our early lead in the development of Internet-based applications has afforded us a distinct advantage over many competitors who have yet to embrace or adopt the Internet as a medium for their applications. Medtopia’s products and services maintain a price and serviceability advantage over such competitors since we build, host and manage the application for the customer. For example, the product can be delivered to the customer instantaneously and upgraded continuously and imperceptibly. Modifications are applied immediately and typically with no interruption to the customer. The customer’s data is always backed up and stored off-site, keeping it safe from natural and unnatural disasters. Back-end processes, such as electronic claims processing and data backups, are performed in the background by trained Medtopia staff and are usually unnoticed by the customer. These benefits, and others, create a product that is less intrusive to the customer, and easier to service and maintain by us.

An Internet hosted application also creates a price advantage over many of our competitors. Since our products are delivered and modified quickly and efficiently via the Internet, they are more cost-effective than many other companies’ products. Customer support is enhanced and made more cost effective since all customers use the same version of the applications. Our subscription fees include technical support. Some of our competitors’ monthly costs for technical support alone exceed the total Medtopia subscription fee.

We have a policy of always attempting to answer a service and support call with a live person before the third ring of the telephone. We strive to set a new standard by which others will be measured. The Medtopia support staff is friendly, knowledgeable and dedicated to helping customers with problems and questions. Our management has great confidence in our support team and continues to explore ways to improve their effectiveness.

These principles and philosophies have molded our history to date, and we believe that a continued devotion to this vision will ensure our success in the future.

Healthcare Industry

Healthcare is a vital part of the United States economy and is critical to every citizen. However, healthcare has yet to fully benefit from the technology revolution that is changing other industries. We believe that advanced information technology will have a fundamental impact on healthcare delivery, payment and personal health management. This revolution will be significant because it will help solve key problems facing the industry: improving patient safety, reducing costs, improving the quality of care, and improving the efficiency of processes for coordinating and paying for healthcare. The convergence of the Internet and healthcare management is a new and evolving paradigm in healthcare management. The market opportunities created by this convergence are expected to expand rapidly.

Cost of healthcare in the United States has been climbing. In 1960 total healthcare expenditures were $26 billion, or 5.1 percent of the gross domestic product (GDP). By 2000 total healthcare costs had climbed to $1.3 trillion and represented 15.9 percent of GDP. See, Health, United States, 2001, with Urban and Rural Health Chartbook, published by the U.S. Department of Health and Human Services through the Centers for Disease Control and Prevention. Healthcare costs continue to escalate. According to the United States Center for Medicare & Medicaid Services, formerly the Health Care Finance Administration (“HCFA”), healthcare expenditures in 2006 will exceed $1.6 trillion. Approximately 70 percent of healthcare transactions today are paper-based, resulting in administrative costs of up to 20 percent of each dollar spent. It was the need to reduce these costs that, at least in part, led to the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). In the United States, the yearly cost of processing and administering claims is about $90 billion. Some healthcare industry analysts believe the $90 billion in administrative costs could be reduced to $5 billion, or less, by moving from a paper-based system to digital systems. See, Healthcare Without Boundaries: Integration Technology for the New Healthcare Economy, February, 2003, Microsoft Corporation White Paper. McKinsey and Company, an international management consulting firm, reports that “[T]he U.S. health care industry is huge—with annual expenditures of more than a trillion dollars—but extremely fragmented: more than half of approximately 600,000 physicians engaged directly in patient care work in practices of eight physicians or fewer.”

In the United States there are more than 600,000 physicians, the majority of whom practice in office base groups or in solo practices. See, American Medical Association Physician Masterfile, Dec. 2000. MD Technologies specifically targets these practices and has begun to penetrate this vast market.

The healthcare industry is clearly a troubled industry and is being choked by excessive paperwork and inefficiencies, but this has created enormous business opportunities for those companies who can provide solutions to eliminate these inefficiencies.

Products and Services

Our products and services are designed to provide advanced technological solutions to healthcare providers in an attempt to assist them with their business and clinical processes. All products are developed internally without the assistance of outside programmers or consultants. The Medtopia suite of products and services consist of Medtopia Manager, MyMedtopia, Medtopia Mobile, and Medtopia Expert billing and accounts receivable management. These four products are designed such that they can be packaged and sold independently of one another. However, these products are more specifically designed to complement each other in functionality. Customers can employ all four products in a single solution and maximize their efficiency and productivity.

To date, we have generated our revenues from our four existing products and services, Medtopia Manager, MyMedtopia, Medtopia Mobile, and Medtopia Expert. Since Medtopia Mobile is still undergoing beta testing, revenues from that application have been limited. The following table summarizes our revenues by application from inception until December 31, 2003.

Application/Service	Number of customers	Percent of total revenues

Medtopia Manager	87	71%
MyMedtopia	1	14%
Medtopia Mobile	0	0%
Medtopia Expert	7	15%

Medtopia Manager

Medtopia Manager is an Internet-based practice management application that enables physicians and other healthcare providers to manage their organizations online using only a web-browser. It is designed to streamline many of the day-to-day routines involved in running a medical practice, and thereby help physicians and their staff members organize their workload and increase productivity. Physicians and their employees have access to clinical and financial information from the office, home, hospital, or anywhere that an Internet connection is available. The application employs 128-bit SSL encryption, which ensures privacy throughout the entire application and adheres to HIPAA security guidelines. The application consists of several integrated features such as: appointment scheduling, patient account management, electronic claims processing, electronic remittance advice, accounts receivable management, human resource management, project management, electronic medical records, prescription writing, inventory management, and more. All of these tools are designed to work coherently in such a way as to increase productivity throughout the organization. The application also utilizes various workflow queues to assist in many of the work processes that take place in the practice. For example, there is a hospital queue for tracking and managing the admission, discharge, and billing of patients that are currently hospitalized. Similarly, there are claim queues, collection queues, appointment queues, etc. Each of the queues has been designed specifically for helping the office personnel organize information and make it easier to track and manage for maximum efficiency. Since the application and its data are hosted and managed in our data center, the Medtopia staff members can perform all the back-end data operations that would ordinarily require an employee of the practice to perform. These activities include sending claims electronically to payers and clearinghouses, posting electronic remittance advice, performing and monitoring EDI transactions such as electronic claim status and eligibility verifications, performing month-end closeouts, daily data backups, hardware and software upgrades, and other system maintenance. This allows the customers to focus more on their business rather than on mundane data management chores. Moreover, our trained employees are better able to monitor the data management and to manage operations in order to minimize errors. The Medtopia support staff know how to spot potential problems and take corrective action when they arise.

The recurring revenue stream from the subscriptions of Medtopia Manager increases as each new customer is added to the system. While we receive up-front income from the setup and installation of a new customer, it is the recurring revenue that we count on to bolster the company’s growth.

However, expenses associated with this revenue growth do not increase proportionally. Once a new customer is brought online, the maintenance of the physician’s clinic is related primarily to customer support. New customer support personnel are added as necessary to provide an adequate ratio of support personnel to customers to ensure that all support issues can be handled expeditiously. Our current ratio is approximately one support person per 25 customers. This ratio will be adjusted as needed and may vary depending upon many factors such as the size of the customers added to the system and the geographic location of new customers in relation to our support staff.

Medtopia Manager Pricing

Medtopia Manager is offered to customers as a monthly subscription of $350/month per physician (or provider). Additionally, there is a one-time setup cost of $500 per provider and a $1,200 training fee per site. The Company also offers data conversions for customers. Prices range between $1,500 to $8,000, depending on the data format, volume of data, and type of conversion (i.e. patient demographic, open-item, or full-detail.) The data-conversion fee is typically negotiated with the customer at the time of the sale and varies on the circumstances. The setup, training, and subscription fees can vary depending upon the number of physicians in the group, the number of physical sites, and the number of users.

Medtopia Mobile

Medtopia Mobile is a handheld application running on Microsoftñ Pocket PC’s that allows the physician to perform various functions while in the exam room with the patient, or while away from the office, such as when making hospital rounds. The application synchronizes with the Medtopia Manager practice management application over the Internet and gives the physician access to medical information on his patients, such as procedure and diagnosis history, drug allergies, medications, insurance information, and medical alerts. The physician also has the ability to document a new encounter with the patient and capture all the necessary billing information to synchronize directly into the practice management application. Additionally, the application allows the physician to capture handwritten and audio notes and store them as part of the patient’s permanent medical record. All information captured by the physician on the device can be synchronized immediately, or in a batch, to the Medtopia servers via the Internet.

The list of features available with Medtopia Mobile includes: (i) an appointment calendar for managing office appointments, hospital rounds, surgeries, and meetings; (ii) super-bills and charge-capture; (iii) prescription writing; (iv) patient medical history; (v) encounter documentation; (vi) referral management; (vii) secured intranet messaging; and (viii) contact management.

Some customers may wish to deploy Medtopia Mobile throughout their enterprise, but may not want to use Medtopia Manager as their practice management system. For these customers, we provide a limited version of Medtopia Manager, which allows them to track and manage the information via a web interface and also export Medtopia Mobile data to their own system.

Medtopia Mobile Pricing

Medtopia Mobile is provided to physicians for a monthly subscription fee of $150. There is a single one-time licensing fee of $1,500. This fee includes the Medtopia Mobile software and the creation of the online Medtopia account if the customer does not already have one.

MyMedtopia

MyMedtopia is a web-based application designed for patients to allow them to track and manage their healthcare information online. Patients can sign up to use MyMedtopia on their own, or their physician can issue an account for them. The application benefits both physicians and their patients by allowing them to share vital healthcare information while encouraging the patient to take a more proactive role in their own healthcare. The application enables patients to track information such as family histories, medical conditions, prescriptions and medications, emergency medical information, medical expenses, diet and nutrition, exercise and fitness, and upcoming appointments.

When deployed by a physician to his patients, MyMedtopia can prove to be an invaluable tool for enabling secured and direct communication with the patient. Similarly, the application becomes a tool for utilization by the office staff for coordinating with patients for appointments, prescription requests, and statement questions. If given access by their physician, a patient can look up their statement online and see what charges have been paid by the insurance carrier and what their responsibility is. This type of functionality can reduce the number of phone calls into the physician’s practice and thereby help make the overall operation of the practice more efficient.

MyMedtopia Pricing

There is no set pricing for MyMedtopia at this time. We are exploring how best to utilize the functionality of this product in such a way as to eventually create a recurring revenue stream for us. The MyMedtopia application is currently being used by Emory Healthcare as part of the benefits offered to their patients and users of its online healthcare services.

Medtopia Expert

In 2002, we began providing our Medtopia Expert billing and accounts receivable management services to a limited number of customers. As of December 31, 2003, we provided these services to 7 customers. We have one full time employee dedicated to servicing these customers with two other employees providing assistance on an as-needed basis. These services typically include the entering of our customers’ patient encounter information into Medtopia Manager. The accuracy of the billing information is verified using features built into Medtopia that have been especially designed for this purpose. This information is used to process claims with various insurance carriers by sending it electronically through Medtopia and third party clearinghouses. Once entered into Medtopia, our customers can track and review their accounts receivables online as well as run real-time reports and perform their own analysis of the data using only a web-browser. We manage our customers’ receivables all the way through the adjudication process until payment. Upon receiving payment confirmation, denial, or request for additional information, we post the payment to the system, provide any additional information requested, and make any adjustments if necessary. The fact that we host the customers’ information and that they are intimately familiar with our application allows us to provide a higher level of service and achieve economies of scale not available to competing billing companies. This gives us a large advantage over competitors.

Medtopia Expert Pricing

Our Medtopia Expert billing and accounts receivable management services are invoiced to customers as a percentage of actual collections. Our fees are negotiated with each of our customers depending on the level of activity expected and volume and amount of charges. Some customers prefer that our staff perform all data input functions and they provide us with hard copies of their patient encounter information. Others perform the data input themselves. Our fees range from a low of 3% to a high of 6% of collections. In most cases we can demonstrate that our fees are less than what our customers would pay for employees to perform similar services in-house. We view this component of our business model as a major growth opportunity for the Company.

MedtopiaCommerce

The Medtopia suite of applications and services serve as a platform for the facilitation of e-commerce. We can create secure electronic Internet links between vendors who sell supplies and services to physicians and the physicians themselves. Physicians will not have to leave their practice management application in order to interact with vendors and suppliers. Using the MedtopiaCommerce feature physicians will be able to purchase goods and services online from suppliers that have a presence on the physician’s own office management software. Medtopia Manager’s inventory control application can be programmed to automatically order inventory as supplies are consumed, allowing the physicians to efficiently manage their inventory.

MedtopiaCommerce Pricing

We have yet to establish pricing for this proposed application. We believe that the pricing model will take one of three forms. We will either charge the vendors a flat fee for “occupying” space on the MedtopiaCommerce application, or we will charge the vendors a commission based on the volume of sales they make through the application. We are also considering charging our physician customers a flat monthly fee to have the MedtopiaCommerce application activated on their individual Medtopia Manager site.

Marketing

As of December 31, 2003, we utilized limited marketing efforts and a small sales force. The majority of our efforts through the first quarter of 2001 were focused on completing the Medtopia application and positioning our company for launch. We began attempting to prove our distribution and sales strategy in late 2001. All prior sales efforts were conducted on an extremely selective basis so as to create a small base of providers while completing development and beta testing of the product. Our customer base has grown from 21 physician/providers in January 2001 to 87 as of December 2003.

We are marketing to new customers by utilizing inside and outside sales strategies in addition to relying upon referrals from existing customers. We also attend local trade shows to maintain local exposure to the healthcare community and periodically perform mass mail-outs of brochures and other marketing material. Telemarketing is employed when possible to generate new sales leads. When the lead is qualified, it is delivered to outside sales for a presentation and sales proposal.

The Internet also provides a good source of inquiries from new potential customers. We work to maintain the Medtopia suite of products and services as a qualified hit under most major search engines, such as Yahoo!, Google, etc. Unsolicited incoming calls from remote locations to the sales staff are followed up with telephone presentations and mail-outs of various marketing materials. Our website address is http://www.medtopia.com.

Initial Target Market

Our company’s distribution strategy is to initially expand into large metropolitan areas with numerous physicians where the market research indicates a high potential for adoption of the Medtopia products.

Since December 31, 2003, we have targeted our marketing efforts at physicians practicing in the New Orleans, Baton Rouge, Atlanta, and Houston areas. Thereafter, we anticipate penetrating other large metropolitan markets such as

Dallas, Miami and South Florida, Orlando, and Tampa. We will continue to identify other markets that present a good opportunity for us and our products and will compete aggressively in those markets as they are identified.

The Louisiana market will be penetrated as much as possible in order to establish a solid base of customers within the proximity of our headquarters. We hope to move into the Atlanta market quickly and attempt to take advantage of the existing relationship with Emory Healthcare, which has a strong market presence there. Additionally, our research indicates that there are over 8,000 physicians practicing in the Metropolitan Atlanta area. Atlanta is also within relatively close proximity of Baton Rouge, making it an attractive market.

The second projected expansion is into Houston, Texas, where there are large numbers of physicians in close proximity to Baton Rouge. Houston represents an opportunity to reach a large number of potential customers in a high-density market that is only 4 hours driving distance from our corporate headquarters in Baton Rouge. Additionally, Houston is home to the Texas Medical Center which is internationally recognized as one of the world’s finest medical centers of patient care, research, and education.

Our core market consists of the 300,000+ physicians who practice alone or in groups of eight or less. The following methods will be employed to enlist new customers:

(i) We will market directly to individual physicians through the efforts of our inside and outside sales force. We will utilize telemarketing for generating new sales leads, which are then solicited by direct-sales representatives. This process usually involves multiple onsite presentations and culminates in a proposal to the customer.

(ii) We will brand our products by participating in trade shows, events and conferences that have the potential to generate interest in us on a national stage. We will also explore the possibility of employing public relations specialists to help generate positive attention for us.

(iii) We will solicit relationships with large institutional healthcare entities such as hospital companies, physician groups and academic institutions. Well-established relationships at this level can potentially lead to significant sales of our products and services.

(iv) We will actively pursue strategic relationships with potential distributors and attempt to establish a national distribution network.

(v) We will explore utilizing ad placements and other promotional campaigns in industry trade publications.

Pricing/Level of Service

Medtopia Manager’s pricing is determined by the management’s analysis of the competition and the targeted customer’s willingness to pay, consistent with a fair profit to us. Specific fees were discussed in preceding sections and will not be repeated here. Varying discounts are offered to volume providers and potential customers depending on many factors.

Since January 2001, we have raised the subscription price of MedtopiaManager four times, from $150 per month to the current price of $350 per month, with little or no resistance for each price increase. Medtopia Manager costs less than many of its current competitors and is far less expensive than many of the competing high-end practice management applications.

Advertising and Promotion

We recognize that growth and profitability require extensive promotion that must be done quickly and aggressively. To accomplish our sales goals, we have hired an experienced advertising agency to assist in these efforts. We have entered into an Advertising Agreement with The Graham Group, Inc. and Graham Group Interactive, Inc. to perform advertising, public relations, and internet content development services for the Company. The Graham Group is the second largest advertising, marketing and public relations agency in Louisiana and has offices in Baton Rouge, Lafayette, New Orleans and Shreveport. The overall advertising and promotional objectives are to: (i) position MD Technologies as the leader in the healthcare markets in which we compete; (ii) increase Company awareness and brand name recognition among physicians and their office managers; (iii) generate qualified sales leads and potential new distributors for field sales organizations; (iv) create product advertising programs supporting our marketing position; and (v) coordinate sales literature, demonstration materials, telemarketing programs and direct-response promotions in order to maximize exposure and success.

Insurance

We have secured Errors and Omissions and Comprehensive General Liability insurance and will continue such coverage if available at a reasonable cost.

Data Security

Our data is secured and backed up multiple times daily. Our main office is located in the same building with the technical offices of a telecommunications company that provides us with our primary link to the Internet. We believe this close proximity minimizes the potential for disruption between the telecommunication provider and the Medtopia servers. We also have an ancillary power source to eliminate the risk of power outages. Additionally, we maintain redundant Internet access through two different providers to ensure reliability of our connection to customers.

We have incorporated a security management system to protect patient and physician data, using a combination of security methodologies to provide multiple lines of defense. These include:

•	128-bit SSL encryption of all application data over the Internet

•	Role-based access using ID and passwords

•	Firewalls and controlled port access through all routers

•	Logging, monitoring, and audit trails

•	Physical security in a tightly-controlled environment, with physical isolation of systems and hardware

•	Security policies including the establishment of a Chief Privacy Officer and Assistant Privacy Officer

•	Routine security audits of all Company policies and personnel.

Research and Development

We spent the year 2000 and the first three quarters of 2001 mostly in a research and development mode as we added additional functionality to the Medtopia practice management product and created the MyMedtopia application. During most of that time, we employed six programmers who were mainly devoted to research and development efforts. Total amounts capitalized as research and development during that time were $129,000 in 2000 and $170,909 in 2001. Beginning with the last quarter in 2001, we changed the primary focus of the Company from research and development to begin to focus more on sales and marketing and support for our existing customers. In the first quarter of 2002, we reduced our research and development staff to two programmers and began concentrating on the overall robustness and usability of the Company’s existing products. During this time, we also fine-tuned our handheld application, Medtopia Mobile, and prepared it for beta-testing and marketing. The total amount capitalized as research and development for 2002 was $50,866. In 2003, we continued with the same R&D strategies that we followed in 2002 while adding new functionality to the product on a daily basis. The amount capitalized as software development held for sale from January 1 through December 31, 2003 was $46,431. Since December 31, 2003, we have hired 4 new programmers and intend to hire at least 2 more programmers and once again emphasize a robust research and development effort.

Product Strategy

Product Life Cycles

The life cycle for Medtopia Manager is potentially unlimited, as it provides the management tools that will always be needed in a physician’s practice. The product is always kept current as upgrades are provided weekly and delivered to the customers seamlessly via the Internet. This delivery allows the product to evolve to the continuing needs of the customer. The responsiveness of the Medtopia product development team helps to ensure that the customer’s needs are continually satisfied, thereby helping us retain our customer base for the long-term.

Intellectual Property

We protect our products under available federal trademark and copyright protections as well as through confidentiality agreements with vendors and employees. In particular, the name Medtopia is a registered trademark of the Company. The software that forms the core of Medtopia is copyrighted in the Company’s name. Moreover, total development of the product has been performed exclusively by our employees; no outside contractors have been used.

Government Regulations

We have obtained all required federal and state permits and licenses to operate our business. Our operation and profitability may become subject to more restrictive regulation and increased taxation by federal, state, or local agencies. We adhere to compliance standards of the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). However, our industry is heavily government regulated. Our government regulatory risks run the gamut from regulation affecting our listing as a publicly traded entity to regulations affecting the healthcare industry in general and physician practice management in particular.

Laws and regulations may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality and other issues, including: pricing, content, copyrights and patents, distribution, characteristics, and quality of products and services. We cannot predict whether these laws will be adopted or how they will affect our business. Any legislation or regulations of this nature could affect the way we conduct our business, particularly in our collection or use of personal information, and could harm our business. Further, activities on or using the Internet have come under increased scrutiny, including increased investigation in the healthcare arena by the Federal Trade Commission and heightened media attention. A number of proposals have been made at the federal, state and local levels that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities.

We may host any of a wide variety of services that enable individuals and companies to exchange information, conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for activities of their users is currently unsettled. These types of claims have been brought, and sometimes successfully pressed, against online service providers in the past.

We could be adversely affected by healthcare regulation. The healthcare industry is highly regulated and is subject to political and regulatory changes. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. Thus, we do not know what effect any proposals would have on our business. Numerous state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states have laws and regulations that protect the confidentiality of medical records or medical information. In addition, the federal Department of Health and Human Services has proposed regulations implementing the Health Insurance Portability and Accountability Act of 1996, or HIPAA, concerning standards for electronic transactions, security and electronic signatures and privacy of individually identifiable health information. These regulations, among other things, require companies to develop security standards for all health information that is used electronically. The proposed regulations impose significant obligations on companies that send or receive electronic health information. The application of these laws to the personal information Medtopia collects could create potential liability under these laws. We have designed our services to comply with these regulations, but cannot predict modifications to these regulations. Any changes could cause us to use additional resources to revise our platform and services. Additional legislation governing the distribution of medical records exists and has been proposed at both the state and federal levels. We will be subject to extensive regulation relating to the confidentiality and release of patient records, and it may be expensive to implement security or other measures to comply with new legislation and final regulations. We may also be restricted or prevented from maintaining or delivering patient records electronically, which would have an adverse effect on our business.

The Food and Drug Administration (“FDA”) has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, which is referred to here as the “FDA Act”, and may seek to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of medical image storage devices and related software are required to submit to the FDA pre-market notification applications, which are each referred to in this document as a 510(k) Application, and otherwise comply with the requirements of the FDA Act applicable to medical devices. We have attempted to design our services so that our computer applications and software are not considered to be medical devices. Because we believe our services are not subject to FDA regulation, we have not filed a 510(k) Application with the FDA for our products. However, the FDA may take the position that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject them to FDA regulation. The FDA is currently reviewing its policy for the regulation of computer software, and there is a risk that our software could in the future become subject to some or all of the above requirements. If the FDA takes the position that any of our services or software are subject to FDA regulation, we may be required to file a 510(k) Application, which would be subject to FDA review and approval and which may be a time-consuming process. We have no experience in complying with FDA regulations and believe that complying with FDA regulations may be time-consuming, burdensome and expensive and could delay our introduction of new applications or services.

State and federal statutes and regulations governing transmission of claims may affect our operations. For example, Medicaid rules require certain processing services and eligibility verification to be maintained as separate and distinct operations. We believe that our practices are in compliance with applicable state and federal laws. These laws, though, are complex and changing, and the government may take positions that are inconsistent with our practices.

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. We have attempted to structure our web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state may, however, determine that some portion of our business violates these laws and may seek to discontinue them or subject us to penalties or licensure requirements. We employ and contract with others who provide only medical information to consumers and have no intent to provide medical care or advice. We do not maintain professional liability insurance because we believe we are not a healthcare provider and any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability for which we are not insured.

Customer Terms

Our relationships with our customers are regulated by subscription contracts that we execute with each customer. These contracts contain our standard terms and conditions, the most important of which relate to the price charged for our services/products. Our primary source of revenue is derived from subscription fees paid by our customers on a monthly basis. Our contracts generally have a one (1) year term and renew on a month-to-month basis after the first year. We have the right to change the price for our services/products on the year anniversary of our contract. Should a customer terminate our relationship, we are obligated to provide them with the information we host for them in a format that allows them to migrate to another vendor. No customer accounted for 10% or more of revenues for the year ended December 31, 2003.

We have two significant vendor relationships upon which we depend to offer our services/products. The first is with our primary Internet service provider, Eatel, a local telephony provider in our area. Our Sale Contract with Eatel is dated April 25, 2000 and provides for service on a month-to-month basis with charges payable monthly. We currently pay $1,594 per month for Eatel’s services. If we were to lose this relationship, we feel that there are several other alternate providers that could provide our Internet connectivity with little or no adverse effect to our business. Our other significant relationship we rely upon to provide our services/products is with the clearinghouse through which our customers bill third party payers. This company is Envoy, which is owned by one of our competitors. Under the Envoy Provider Agreement, dated May 4, 2000, MD Technologies Inc. is granted the right to use Envoy’s medical claims batch transaction services and related hardware and software for an initial three year term. The original term has expired; however, the Agreement automatically renews thereafter for one year terms unless either party gives thirty days notice to the other of its decision not to renew. We currently pay $150 per month for the license of Envoy’s software. Although there are other clearinghouses providing similar services, a disruption of our relationship with Envoy, could temporarily significantly adversely affect our ability to deliver our services. We are currently exploring the possibility of having redundant clearinghouse strategic relationships to mitigate this risk.

Competition

The healthcare information technology market is served by various software companies that distribute and manage clinical and business-related information. The market for these companies’ applications is divided into general user/customer categories, as follows:

1. Hospitals

2. Physicians

3. Insurance/Managed care companies

4. Ancillary services (i.e., pharmacies, imaging companies, laboratories, etc.)

5. Dental

6. Specialty Medical Services

Most software vendors provide only a portion of the software needs of a client. For example, one company may provide billing software while another may provide medical record software. Therefore, it is common for physicians to use multiple software applications concurrently.

While Medtopia Manager’s suite of features enables the product to compete in some form in all six areas of the healthcare industry, the product is currently focused primarily on the physician market. In this segment of the market, there are three distinct categories of customers, namely:

1.	Physician practices with less than eight physicians (more than half of all physicians – over 300,000).

Physicians in this category are Medtopia Manager’s primary target customers. Many of these practices have PC-based legacy systems that are old or inexpensive (under $5K.) The systems of these practices typically run on a local area network and are primarily limited to billing and collections. Some of the providers in this category are Medi-Soft, Lytec, and other homegrown products that are functional but no longer supported.

2.	Physician practices with between eight and twenty physicians.

Group practices of this size tend to run practice management systems that are capable of running on a wide area network, have robust utilities, appointment scheduling, flexible reporting, managed care, and accounts payable modules. The costs of these systems can range between $30K to $60K for the initial purchase, and $3K to $8K per physician for installation. Updates to these applications and yearly maintenance agreements can exceed $10K. A few vendors in this category are companies like Medical Manager, Millbrook, and Practice Works. Medtopia Manager currently competes for these customers at the lower end of the market.

3.	Physician practices with more than twenty physicians.

Group practices of this size usually run complex modules for practice management systems that provide enterprise-wide solutions. These applications are typically deployed on large computers like RISC 6000’s and operate on expensive and dedicated database servers. Organizations deploying these applications can spend hundreds of thousands of dollars for these systems and may require a dedicated IT staff to maintain the hardware, the application, and its interfaces. A few companies in this category include IDX, Misys (Medic), and Vitalworks.

The following is a list of software companies that occupy at least part of the market space in which Medtopia competes:

Medical Manager/WebMD	VitalWorks
Misys (Medic)	HealthPak
Millbrook	Athena Health
Amicore	MercuryMD
CareWide	MicroMD
PracticeWorks	MDEverywhere
MediSoft	MegaWest
Lytec	IDX

Of the many practice management software companies, no single company dominates the market. However, two companies should be recognized as dominant players in certain segments of this market.

Medical Manager/WebMD

Started in 1982 as a practice management software product for chiropractors, the Medical Manager product has evolved into one of the more fully featured products on the market today. Most of the Medical Manager installations are using a legacy, text based version of its product running on a Unix file server and serves the medium-to-large medical practice market. Because of its sheer size, product features and reputation, Medical Manager continues to present itself as a formidable competitor.

Medtopia Manager offers the benefits of having as many features as Medical Manager but at a much lower price and with better serviceability. MedtopiaManager can also be deployed much easier since it doesn’t require a dedicated server, especially in multi-site environments where office personnel need instantaneous access to information from anywhere.

Medisoft

As a division of NDC, a medical services company that functions as a claims processing company, the MediSoft practice management system provides NDC with a ready source of medical insurance claims to be cleared and transmitted to insurance payers. The MediSoft product, although not as robust or fully featured as most of its competitors, offers a basic system at a low introductory price for the small physician practice. Because of its low price, the company has been very successful in creating a large base of installations.

Our competitive position in the healthcare industry can best be described as occupying a niche as the low cost provider given the delivery mechanism (the Internet) and the level of personal and customized service(s) offered. We are trying to serve the small to mid-size physician offices with services and applications usually available only to larger practices, but not generally affordable by the smaller practices. The use of the Internet as our delivery and customer service mechanism allows us to provide our services and products very cost effectively.

MedtopiaManager enables its customers to enjoy the benefits of a fully featured practice management system even though the product competes at the same price level as MediSoft. Additionally, since Medtopia is deployed over the Internet and hosted and managed by our expert staff, we are able to create a more intimate relationship with our customers that better ensures product satisfaction and long-term loyalty.

Employees

As of December 31, 2003, we employed 6 full-time paid employees, one full-time unpaid employee, Mr. Davis, our CEO, and 2 part-time employees, Mr. Canseco, Vice President of Policy and Planning, and Mr. Ellison, our General Counsel, who did not draw salaries. Since December 31, 2003 we have hired 12 employees. These employees are focused in sales and marketing, research and development, and administration. Our relationship with our current employees fosters high productivity and commitment. None of our employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent contractors to perform various other services.

Management Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those discussed above in Item 6, Description of Business.

General

For an understanding of the significant factors that influenced our results during the past three fiscal years, you should read the following discussion in conjunction with our consolidated financial statements and related notes.

The Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

•	Total revenue increased 55% in 2003 to $323,897 from $209,226 in 2002.
•	Net gain of 26 customers for a total of 87 customers by the end of the year.
•	Cost of Revenues increased 48% to $304,986.
•	Operating Expenses increased 48% to $336,582.
•	Net Loss increased 33% to $347,268 ($.11/share.)
•	Qualified public offering of $4,020,000 of common stock.

In 2003, we continued to implement the strategy we outlined in 2002 by focusing on the sales and distribution of the company’s products and services and attempting to move the company towards a profitable bottom line. In addition to meeting our internal sales goals of 2 new customers each month, we began to actively pursue an expansion of our Medtopia Expert billing and accounts receivable customer base, which grew to 7 customers by the end of the year.

We also moved forward with a plan to raise more capital to finance expanded marketing and product development. Ultimately, we successfully qualified the public sale of 1,670,000 shares of common stock and have since December 31, 2003 sold 1,254,834 shares raising approximately $3,011,600 in proceeds. We also raised an additional $35,000 in capital from outside investors in 2003 to help finance the continuing loss from operations and the extra expenses associated with the public offering. Services valued at $85,000 were also provided in exchange for stock. The net loss for 2003 was $347,268.

Results of Operations

Revenues

Total revenues increased from $209,226 in 2002 to $323,897 in 2003, a 55% increase in total revenue. This increase in total revenue is largely due to continued success in the sale of the Medtopia Manager product in addition to the pursuit of more Medtopia Expert billing and accounts receivable customers. While the total revenue for this period increased from 2002 to 2003, the service revenue declined 93% from $41,613 in 2002 to $2,962 in 2003. This decrease in service revenue is largely due to the last six months of amortization of the 18-month Emory Healthcare MyMedtopia license that began in January of 2001 and was recognized through June of 2002. This resulted in $38,651 less service revenue in 2003 in comparison to 2002.

Costs of Revenues

The Cost of Revenues for this period increased 48% from $206,061 in 2002 to $304,986 in 2003 as a result of the hire of new support personnel and moderate pay raises to existing employees. These additional expenses contributed to an increase in the Cost of Revenues Direct Salaries from $152,433 in 2002 compared to $234,840 in 2003, an increase of 54%. The other cost of revenues during this period stayed relatively the same with only nominal increases in contract labor, Internet cost, and depreciation.

Operating Expenses

Our operating expenses increased from $226,945 in 2002 to $336,582 in 2003, an increase of 48%. This increase in operating expenses resulted in a greater loss from operations of $317,671 in 2003 in comparison to $223,780 in 2002, an increase of 42%. This increase in operating expenses came from, in part, an increase in marketing efforts for the company’s products and also an increase in depreciation expense. The largest contributor to the increase in operating expenses, however, came from Compensation Expense, which reflects stock grants and stock options that were issued to employees and affiliates of the company. The Company incurred an expense of $84,996 in connection with the issuance of 169,992 shares of stock valued at $.50 per share (42,498 shares valued at $2.00 per share after giving effect to the reverse stock split) in return for services rendered to the company. Of the 169,992 shares of stock (42,498 shares after giving effect to the reverse stock split) that were issued for services, 20,000 (5,000 after giving effect to the reverse stock split) were issued to two beta-test users of one of our products, and 149,992 (37,498 after giving effect to the reverse stock split) were issued to Joseph Palazzo, our executive vice president of sales and marketing, who did not draw a salary for the first six months of 2002. Additionally, 69,976 stock options were issued to board members in return for services, which is also reflected in the item Compensation Expense.

While total revenues increased 55%, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $347,268 in 2003 in comparison to $260,881 in 2002, an increase of 33%. These losses were funded from cash reserves, reducing our cash and cash equivalents 91% from $36,327 to $2,923, the sale of stock, and loans from our management in the amount of $45,000.

Liquidity and Capital Resources

In 2003, we began the process of preparing for an initial public offering to raise $4 million in equity financing. As the result of our preparation for the offering, expanded public relations, and other increased operational expenses at the end of the year, our cash and cash equivalents decreased by 92% from $36,327 at the beginning of the year to $2,923 at December 31, 2003.

As of December 31, 2003, the company had working capital and stockholders’ equity deficits of $336,677 and $128,824, respectively. Since inception, we have relied upon loans from management, issuance of common stock to consultants, the sale of common stock in private placements, and limited cash flow from the sales of our products and services in order to fund our activities. To fund operations for future activities, we have qualified a public offering of stock at $2.40 per share in order to raise a maximum of $4 million. The proceeds of the offering will be used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. There can be no assurance that we will raise the entire $4 million of the offering.

As of March 19, 2004, we have raised $3,011,600 (approximately 75%) of the total offering. We have thus far used the proceeds from the offering to retire almost all of the company debt, purchase new equipment, and begin the process of expanding sales, operational, and development activities. This cash infusion is expected to satisfy our cash and working capital requirements for at least the next twelve months.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Critical accounting policies are those policies that can have a significant impact on our financial position and results of operations and require complex judgments and the most significant use of these subjective estimates and assumptions. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies also often require difficult judgments on complex matters that may be subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to our consolidated financial statements.

Revenue

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the Company. Title transfers FOB shipping point. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer, and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized while expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization of property and equipment are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives.

Costs of computer software developed for external uses and costs associated with technology under development are capitalized. Amortization is recorded for each of the Company’s products separately, using the greater of a) the amount calculated under the straight-line method over the remaining estimated economic life of each product, or b) the amount calculated using the ratio of current year revenue to projected total revenue for each product. Software cost amortization included in results of operations for 2003, 2002 and 2001 totaled $48,607, $39,306 and $20,991, respectively. Capitalization of costs begins when conceptual and design activities have been completed, technological feasibility is assured, and when management has authorized and committed to fund a project. Costs capitalized include external and internal costs of labor, materials, and services. Costs associated with training and general and administrative activities are expensed as incurred. The Company does not develop nor capitalize software for internal purposes.

Item 7. Description Of Property

We lease our principal operating location in the central business district of Baton Rouge, Louisiana where we maintain our corporate offices and data center. The space was built out per our specifications. The office consists of 3,200 square feet and includes a data center with dedicated air conditioning and redundant electrical systems to accommodate the needs of our servers and computer systems. The lease has a five-year term and provides for accelerating monthly rentals. Annual rent was $39,554 in 2002. Rent in 2003 was $40,466 and in 2004 rent will be $52,855. The building that houses our offices also contains the main technology offices of a major telephone provider from which we secure our primary Internet connection.

We own and maintain all of our servers and technology tools necessary to deliver our products to our customers. These include: multiple single and dual-processor servers, software development products and compilers, routers, firewalls, data switches, telephone system, modems, fax machines, laptops, workstations, and printers. We also own our office furniture and most other systems required for operations.

Item 8. Directors, Executive Officers and Significant Employees

We are managed by our Board of Directors. As of December 31, 2003, the Board had six members, including two outside directors. The members of the Board serve three year staggered terms. Our executive officers serve at the discretion of the Board of Directors. The following table sets forth information regarding the names and ages of and positions held by each of our executive officers and the members of the Board of Directors.

Name	Age	Date Joined Board	Position

Jose S. Canseco	45	2/25/2000	Vice President of Policy and Planning, Chairman, Board of Directors

Name	Age	Date Joined Board	Position

William D. Davis	35	2/25/2000	President & CEO, Director
William C. Ellison	43	2/25/2000	Secretary, General Counsel, Director
Kenneth E. Thorpe, Ph.D.	46	Not a Board Member	Chairman, Technical Advisory Board
Thomas L. Frazer	58	6/4/2002	Director
William J. Burnell	52	6/4/2002	Director
Terry Jones	40	6/4/2002	Vice President of Finance, Director
Joseph Palazzo	60	Not a Board Member	Executive Vice President, Sales & Marketing

The following biographies describe the business experience of our executive officers and managers.

Jose S. Canseco, Vice President of Policy and Planning and Chairman of the Board of Directors

Mr. Canseco, age 45, one of the founders of the Company, is a 1981 graduate of Louisiana State University with a degree in accounting and a 1984 graduate of the Paul M. Hebert Law School at Louisiana State University. Mr. Canseco has over 18 years of experience in business and commercial practice, commercial litigation, governmental relations and in intellectual property law. Mr. Canseco is active in his community, taking a leadership role in several civic and business boards. He is currently Chairman of the Board of the Louisiana Artist Guild, Inc. (from 1992 to Present); Vice-President of the Arts Council of New Orleans (from 1992 to Present); Member of the Board of Directors of the Louisiana State Arts Council (from 2002 to Present); Member of the Governor’s Latin American Business Initiative (from 1997 to Present); Member of the Board of Directors and Secretary of the Canal Street Development Corporation (from 2003 to Present); and Member of the New Orleans Hispanic Heritage Foundation (from 1989 to Present). Mr. Canseco has served as an officer on the Orleans Private Industry Council (from 1990 to 1991); the Greater New Orleans Chapter of the Volunteers of America (from 1996 to 1998); the World Trade Center International Committee (from 1989 to 1991); the Hispanic Political Action Committee (from 1989 to 1991); the New Century New Orleans City Master Plan Committee (from 1989 to 1991); and The Mayor of New Orleans’ International Council (from 1988 to 1994). Mr. Canseco is responsible for directing the Company’s business and strategic directions. From December 1997 to July 2001, Mr. Canseco was a General Partner with the Law Firm of Barton, Richardson, Canseco and Whitney, L.L.P. From January 2002 to Present, Mr. Canseco has been the General Counsel of United States Environmental Services, L.L.C., responsible for all corporate legal affairs of that entity.

From February 2000 to the present Mr. Canseco has served as a director. In addition, from August 2001 to March 2003, he was CEO of MD Technologies Inc. Mr. Canseco relinquished that post in March 2003 and now serves as Vice President of Policy and Planning of MD Technologies Inc. His duties have included assisting Mr. Davis and the Company with strategic planning and direction.

William D. Davis, President and Chief Executive Officer, Director

Mr. Davis, age 35, one of the founders of the Company, is a graduate of Louisiana State University in Electrical Engineering. As a pioneer in designing Internet enabled applications, he has been the driving force in bringing to market the first fully functional Internet-based healthcare application in the mid 1990’s. He has over fifteen years professional experience in various industry markets such as healthcare, education, and law. Mr. Davis oversees the company’s operations, develops strategies for execution of the company’s business plan, and assists with advanced research and development of the company’s next generation products. Mr. Davis was President of LISTech, Inc., a software development company in Baton Rouge, La. from January 1993 to July 2003. He has been President of Davis Research Group, Inc., a Louisiana based company with 3 employees that provides outsourced software development to the healthcare industry from January 2002 to January 2004 (Davis Research Group, Inc. ceased doing business in January 2004). From February 2000 to March 2003, Mr. Davis served as a director and was the Chief Technology Officer of MD Technologies Inc. and was responsible for overseeing the development and deployment of the Company’s products and services. From March 2003 to Present, Mr. Davis has served as director and President and CEO of MD Technologies Inc.

Joseph Palazzo, Executive Vice President of Sales & Marketing

Mr. Palazzo, age 60, is the most recent addition to the team, having joined the Company in July of 2001. Mr. Palazzo has a unique blend of knowledge and experience that complement the team. After receiving a degree in physics and math from Loyola University in New Orleans, Mr. Palazzo began his professional career as a programmer for UNISYS Corporation in 1967 and then moved into sales. Beginning with Medical Industry experience while at UNISYS from 1967 to September 1984, Mr. Palazzo has over 17 years of experience in the sales and support of physician practice management products. In 1990, Mr. Palazzo started and owned one of the largest distributorships of Medical Manager, one of the leading products in the medical management software industry. Mr. Palazzo sold his distributorship to Medical Manager Corporation and came out of semi-retirement to join the team. Prior to starting his Medical Manager distributorship in 1990, Mr. Palazzo started and served as the CEO and President of Qualified Technology Inc., a computer hardware and networking company in Baton Rouge, La., where he sold hardware, software, and networking services to the medical community from 1986 to 1991. Mr. Palazzo sold his distributorship to Medical Manager Corporation in 1998 and continued to work for that company until November 1999. He then worked as an independent small business consultant until joining MD Technologies in July 2001 as the Executive Vice President of Sales and Marketing. Mr. Palazzo’s unique blend of knowledge and talents in software design and writing, hardware and network installation and support and service, and healthcare practice management sales and support, makes him well suited to help the Company evolve from a research and development mode to a sales and customer support mode.

Kenneth E. Thorpe, Ph.D., Chairman, Technical Advisory Board

Dr. Thorpe, age 46, is currently the Robert W. Woodruff Professor and Chair of the Department of Health Policy & Management, in the Rollins School of Public Health of Emory University, Atlanta, Georgia, and has served in such capacity since September 1999. Previously, from September 1995 to August 1999, he was a Vanselow Professor of Health Systems Management at Tulane University School of Public Health and Tropical Medicine. From 1995 to 1999, he was a Director, Institute for Health Services Research, Tulane University School of Public Health and Tropical Medicine. Dr. Thorpe received his Ph.D. from the Rand Graduate School, his M.A. from Duke University and his B.A. from the University of Michigan. He was previously Professor of Health Policy and Administration at the University of North Carolina at Chapel Hill from 1994 to 1995, Associate Professor and Director of the Program on Health Care Financing and Insurance at the Harvard University School of Public Health from 1988 to 1990, and Assistant Professor of Public Policy and Public Health at Columbia University from 1983 to 1986. Dr. Thorpe has also held visiting faculty positions at Pepperdine University (1981 to 1984) and Duke University (1991).

From 1993 to 1995, Dr. Thorpe was Deputy Assistant Secretary for Health Policy in the U.S. Department of Health and Human Services. In this capacity, he coordinated all financial estimates and program impacts of President Clinton’s health care reform proposals for the White House. He also directed the administration’s estimation efforts in dealing with congressional health care reform proposals during the 103rd and 104th Congress. As an academic, he has testified before several committees in the U.S. Senate and House on health care reform and insurance issues. In 1991, Dr. Thorpe was awarded the Young Investigator Award presented to the most promising health services researcher in the country under age 40 by the Association for Health Services Research. He also received the Hettleman Award for scholarly research at the University of North Carolina and was awarded an “Up and Comers” award by Modern Healthcare. Dr. Thorpe has authored or co-authored over 60 articles, book chapters and books and is a frequent speaker on issues of health care financing, insurance, and health care reform at health care conferences and in the media. He also serves as a reviewer on several health care journals.

Dr. Thorpe is responsible for assisting in the development of the company’s vision. Dr. Thorpe seeks business opportunities and strategic alliances with other organizations and is responsible for planning, developing and establishing policies of the Company. Dr. Thorpe was appointed as the Chairman of the Policy and Planning Board in February, 2000. He resigned that position and became Chairman of the Technical Advisory Board in June, 2002.

William C. Ellison, Secretary and General Counsel, Director

Mr. Ellison, age 43, was a 1986 graduate of the University of Mississippi School of Law, where he served as a member of the Moot Court Board from 1984-1986. Mr. Ellison has sixteen (16) years of legal experience in the areas of products liability, intellectual property, commercial litigation, insurance law and general tort litigation. He is also a contributing editor to the Products Liability Desk Reference, A Fifty State Compendium since 1993 and the Tort Litigation

Desk Reference, A Fifty State Compendium since 1999. From January 1995 to Present, Mr. Ellison has been a General Partner with the Law Firm of Bordelon, Hamlin and Theriot, in New Orleans, La., specializing in products liability and general practice of law. From February 2000 to Present, Mr. Ellison has served as a director and Secretary and General Counsel of MD Technologies Inc.

Thomas L. Frazer, Director

Mr. Frazer, age 58, holds bachelor’s (1967) and master’s (1969) degrees in accounting from Louisiana State University. He is a partner in Frazer & Persac, A Professional Accounting Corporation, a CPA practice specializing in tax and financial services since 1980. He is a Certified Financial Planner and a member of AICPA and Louisiana Society of CPA’s. From September 2000 to Present, Mr. Frazer served as a Director of TilTech Aquaculture, LLC, an aquaculture firm, and is a former Director of numerous other companies, including Fifth Generations Systems, Inc. (January 1987 to October 1993), a software firm with $50,000,000+ in sales annually, where he was Chairman and the largest individual shareholder. He also served as a Vice President and Director of Helix BioMedix, Inc., a public biopharmaceutical company focusing on the discovery, synthesis and commercialization of novel, bioactive lytic peptides proprietarily termed Cytoporins, from October 1994 until September 1999, and served as Vice President – Treasurer, Chief Financial Officer and Director from October 1999 until June 2001. Mr. Frazer is active in numerous civic organizations. He is currently President of the City Club Foundation (January 2003 to Present), Treasurer and Chair of the Audit Committee of Pennington Biomedical Research Foundation (January 2003 to Present), Chairman of the Board of St. James Place, a continuing care retirement community (July 2003 to Present), and a Member of the Investment Committee, Baton Rouge Area Foundation (January 2002 to Present). Mr. Frazer is also active in other business endeavors such as real estate and the organization of several local companies. He has served as a director since June 2002.

William J. Burnell, Director

Mr. Burnell, age 52, has worked primarily in financial services, small business lending, and the banking industry, technology and economic development. He is currently President and Executive Director of Business Resource Capital Specialty Business and Industrial Development Corp. (BRC), and has served in such capacity since March 1999. From March 2000 to Present, Mr. Burnell has served as the Executive Director and President of the New Orleans Regional Loan Corp., a non-profit corporation formed in 1978 to assist local governments in promoting business expansion and development in southeastern Louisiana. Mr. Burnell is responsible for the management as well as the budget and financial decisions and direction for both companies. He also deals with local, state and federal business economic programs in providing financing programs and technical assistance to small and emerging businesses in southeastern Louisiana. From October 1988 to November 1999, Mr. Burnell was employed with Oracle Corporation as a practice manager in the financial services sector, where he provided information technology consulting to financial institutions in the Southeast. He was employed from September 1976 to June 1998 with First Commerce Corporation, a $10 billion bank holding company located in New Orleans, Louisiana, as a Senior Vice-President and Team Leader for the Credit Review and Audit Division, where he had overall responsibility for maintaining and reporting on the company’s assets. Mr. Burnell has served as a director since June 2002.

Terry Jones, Vice President of Finance, Director

Mr. Jones, age 40, graduated from Louisiana State University with a B.S. in Finance. From November 2000 to Present, he has been President of SBL Capital Corporation, a Louisiana Certified Capital Company (“CAPCO”). SBL has investments in various industries, including wireless technology and software technology. From January 1998 to Present, Mr. Jones has been President of Dean Capital, L.L.C., which provides financial consulting services to businesses. Prior to Dean Capital, Mr. Jones was a Regional Vice President with the Business Loan Center (“BLC”), a New York based publicly traded non-bank lender (January 1998 to December 1998). He joined BLC after leaving Source Capital where he served as a Vice President and Director of Underwriting and managed venture capital deals and conducted corporate finance work including debt/equity placements (January 1995 to December 1997). Mr. Jones has been recognized for his professional and civic achievements and was a founder of the Iberville Business Incubator. He is also a Board Member and investor for several companies other than MD Technologies Inc., including SBL Capital Corporation (October 2000 to Present), Dean Capital, L.L.C. (January 1998 to Present), Medi-Clean, LLC (December 2001 to Present), and Affiliated Pasta Restaurant Group (May 2002 to Present). Mr. Jones has been a director since June 2002 and Vice President of Finance from September 2003 to Present.

Item 9. Remuneration of Directors and Officers

The Company has entered into 5-year employment agreements with William D. Davis and Jose S. Canseco. The annual salary set forth in these contracts is $102,000 and $97,000, respectively. We also entered into an employment agreement with Terry Jones on September 24, 2003 to hire Mr. Jones as Vice President of Finance. Mr. Jones’ contract is not subject to a term and his annual salary is $95,000. Each of these employment agreements sets forth the base salary for the first year only, and provides that the annual base salary shall be reviewed before January 1 of each year by the Board of Directors to determine if such salary should be increased for the following year. Each of these agreements further provides that the salary shall be increased yearly by at least the amount of the increase in the Consumer Price Index for All Urban Consumers for the past year. The following table sets forth certain information regarding compensation for fiscal year 2003.

Summary Compensation Table

Officer	Position	Cash	Options(5)

Jose S. Canseco (1)	Chairman, Board of Directors, Vice President of Policy and Planning	0	14,374
William D. Davis (2)	CEO, President, Director	0	14,374
William C. Ellison	Secretary, General Counsel, Director	0	14,374
Thomas L. Frazer	Director	0	4,161
William J. Burnell	Director	0	4,161
Terry Jones (3)	Vice President of Finance, Director		4,161
Joseph Palazzo (4)	Executive VP, Sales and Marketing	$60,000
Kenneth E. Thorpe, Ph.D.	Chairman, Technical Advisory Board	0

(1)	Mr. Canseco did not draw a salary in 2003. For 2004 his annual salary will be $97,000.
(2)	Mr. Davis did not draw a salary in 2003. For 2004 his annual salary will be $102,000.
(3)	Mr. Jones is the owner of Dean Capital, L.L.C. and SBL Capital Corp. These entities have received 17,500 and 7,500 options respectively for services rendered to the Company. For 2004 his annual salary will be $95,000.
(4)	Mr. Palazzo drew $22,830 of his salary in 2003 and the remainder of his salary was accrued.
(5)	The Board of Directors granted the options listed for past services rendered including services in 2002 and 2003. The strike price of each option is $2.40 and the options expire on April 23, 2008.

Nonqualified Stock Option Plan

On August 6, 2003, the Board of Directors adopted the MD Technologies Inc. Nonqualified Stock Option Plan. The plan is intended to provide incentives to keep key employees, directors and consultants, and others expected to provide significant services to us. The goals of the plan are:

•	To encourage proprietary interest in MD Technologies;

•	To encourage key employees to remain in our employ;

•	To attract new employees with outstanding qualifications; and

•	To provide additional incentive to consultants, vendors, and others to increase their efforts in providing significant services to MD Technologies.

The plan is administered by the Board of Directors or can be administered by a committee appointed by the Board, which committee shall consist of not less than two directors. The Board of Directors, or the committee if there is one, at its discretion, can select the eligible employees and consultants to be granted awards and determine the number of shares to be applicable to such award. The shares subject to awards granted under the plan are shares of common stock that are authorized but unissued. The aggregate number of shares which may be issued as awards or upon exercise of awards under the plan is 1,000,000 shares (250,000 shares after giving effect to the reverse stock split). No options have been issued under the plan to date. The shares that may be issued pursuant to the exercise of an option awarded by the plan will not be registered under the Securities Act of 1933.

Indemnity

The Certificate of Incorporation of the Company provides for indemnification of the Company’s Directors and Officers to the fullest extent permitted by applicable law, which may include liabilities under the 1933 Act. The General Corporation Law of Delaware empowers a corporation to indemnify its officers and directors for judgments, settlements, penalties, fines, or expenses incurred by such officer or director because he or she was acting in that capacity.

Item 10: Security Ownership of Management and Certain Beneficial Holders

The following table sets forth, as of December 31, 2003, certain information with respect to the beneficial ownership of shares of common stock of MD Technologies by each person known to beneficially own five percent or more of the outstanding equity and each of the officers and directors.

Name	Number of Shares	Percent of Total Equity Before Offering

William D. Davis(1)	882,466	32.7%
Ricardo Marcos, Jr.(2)	492,499	18.2%
Jose S. Canseco(3)	498,749	18.5%
William C. Ellison(4)	139,374	5.1%
Thomas L. Frazer(5)	60,411	2.2%
Frank Fazio, M.D.	25,000	0.9%
Kenneth Thorpe, Ph.D.	131,250	4.9%
William J. Burnell(6)	79,161	2.9%
Terry Jones(7)	29,161	1.1%
Joseph Palazzo	37,498	1.4%
All officers and directors as a group(1)(2)(3)(4)(5)(6)(7)	1,858,070	65.9%

(1)	This amount includes 251,644 shares owned by Mr. Davis’s wife, Dawn Haase-Davis and 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(2)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(3)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 6,250 shares held in the name of the Emily McQuown Ellison Trust, and 6,250 shares held in the name of the Ara Alexandra Ellison Trust, of which two trusts Mr. Canseco serves as trustee.
(4)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 50,000 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.00.
(5)	Includes 50,000 shares held in the name of Frazer Technology, LLC, which is wholly owned by Tommy Frazer, 4,161 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 6,250 shares that may be acquired through the exercise of warrants to purchase our shares at an exercise price of $2.40.
(6)	Includes 75,000 shares held in the name of BRC Specialty BIDCO, Inc., which is controlled by Mr. Burnell, and 4,161 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(7)	Includes 4,161 shares that may be acquired through the exercise of options to purchase our shares at a strike price of $2.40 held by Mr. Jones and 7,500 shares that may be acquired through the exercise of warrants to purchase our shares at a strike price of $2.00 held by SBL Capital, Inc., which is wholly owned by Mr. Jones and 17,500 shares that may be acquired through the exercise of options to purchase our shares at a strike price of $2.00 held by Dean Capital, Inc., which is wholly owned by Mr. Jones.

Options, Warrants and Rights

The following table sets forth, as of December 31, 2003, certain information with respect to the beneficial ownership of options for shares of common stock of MD Technologies by each person known to beneficially own five percent or more of the outstanding equity and each of the officers and directors.

Name of Holder	Title of Securities	No. of Options	Exercise Price	Expiration Date

Jose S. Canseco	Option to Purchase Common Stock	14,374	$2.40	4/23/2008
William D. Davis	Option to Purchase Common Stock	14,374	$2.40	4/23/2008
William C. Ellison	Option to Purchase Common Stock	14,374	$2.40	4/23/2008

Name of Holder	Title of Securities	No. of Options	Exercise Price	Expiration Date

		50,000	$2.00	Indefinite
Thomas L. Frazer	Option to Purchase Common Stock	4,161	$2.40	4/23/2008
	Warrant to Purchase Common Stock	6,250	$2.40	8/8/2008
William J. Burnell	Option to Purchase Common Stock	4,161	$2.40	4/23/2008
Terry Jones	Option to Purchase Common Stock	4,161	$2.40	4/23/2008
Dean Capital, L.L.C.(1)	Option to Purchase Common Stock	17,500	$2.00	12/12/2005
SBL Capital Corporation(1)	Warrant to Purchase Common Stock	7,500	$2.00	Indefinite

(1)	Wholly owned by Terry Jones

Item 11. Interest of Management and others in Certain Transactions

From time to time, the founders of MD Technologies have advanced funds to us in return for promissory notes. Total loans from management represent $247,046.42. Mr. William Ellison, a director and General Counsel, loaned us $100,000 on December 12, 2001. The loan is secured by a security interest on MD Technologies’ personal property, including inventory, equipment, accounts, licenses, software and intellectual property. William D. Davis, a director and CEO, loaned us $35,101.42 on July 9, 2002. The note is unsecured. Jose S. Canseco, Chairman of the Board of Directors, loaned us $36,945 on June 24, 2002. This note is unsecured. SBL Capital Corp., which is wholly owned by Terry Jones, loaned $30,000 to the Company on November 15, 2001. This loan is secured by a security interest on MD Technologies’ personal property, including equipment, accounts, chattel paper, contract rights, inventory, licenses, software and intellectual property, and is personally guaranteed by Jose S. Canseco. Thomas L. Frazer, a director, loaned us $25,000 on August 8, 2003, and was issued a warrant to purchase 25,000 shares of common stock of the Company for the exercise price of $15,000 ($0.60 per share) (6,250 shares at $2.40 per share after giving effect to the reverse stock split), as additional consideration for such loan. This note is unsecured. William J. Burnell and Thomas L. Frazer, directors, each loaned us $10,000 on November 24, 2003 and November 26, 2003, respectively. These loans are unsecured. These notes will be paid off with the proceeds of the Offering. The following table sets forth the interest rate, maturity date and outstanding balance of each of these loans.

Payee	Loan Amount	Date	Interest Rate	Maturity Date	Outstanding Balance as of 12/31/03

SBL Capital Corp.(1)	$30,000.00	11/15/01	18%	12/1/06	$17,050.66
William C. Ellison	$100,000.00	12/12/01	12%	6/30/04	$100,000.00
Jose S. Canseco	$36,945.00	6/24/02	8%	On Demand	$40,635.00
William D. Davis	$35,101.42	7/9/02	8%	On Demand	$38,377.45
Thomas L. Frazer	$25,000.00	8/8/03	*	3/8/04	$25,082.19
William J. Burnell	$10,000.00	11/24/03	*	5/24/04	$10,000.00
Thomas L. Frazer	$10,000.00	11/26/03	*	5/26/04	$10,000.00

(1)	Wholly owned by Terry Jones.
*	The lesser of the Wall Street Journal Prime Rate or the maximum rate allowed under applicable law. The interest rate as of November 5, 2003 is 4%.

Dean Capital, L.L.C. and SBL Capital Corporation, which are wholly owned and controlled by Terry Jones, provided financial consulting services to the Company. These entities have received 17,500 options and 7,500 warrants, respectively, for services rendered to the Company. The strike price of these options and warrants is $2.00. The options expire on 12/12/05 and the warrants may be exercised indefinitely.

PART II

Item 1. Market for Common Equity and Related Stockholder Matters

Market Information

There is currently no public market for the Company’s common stock. We expect the shares to trade on the NASDAQ OTC Bulletin Board within the next ninety days.

As of December 31, 2003, we have 2,684,478 shares of common stock issued and outstanding. These shares are restricted. In addition, we have options and warrants outstanding to purchase an additional 202,084 shares of common stock. The shares of common stock received upon the exercise of these options and warrants will also be restricted stock. These options and warrants are immediately exercisable and generally have a strike price of between $2.00 and $2.40 per share. As the result of a merger with LISTech, Inc. in May 2003 in which the Company was the surviving corporation, the Company redeemed 956,250 shares of common stock previously issued to LISTech, Inc., and returned them to the treasury. These shares were redeemed at their issuance price of $0.0004 per share. In a corollary transaction, the Company issued 956,250 of previously unissued shares to the shareholders of LISTech, Inc.

Of the total shares outstanding, 1,077,013 shares are not owned by affiliates, as defined by Rule 144, and have been held for longer than two years, making them immediately eligible for sale in accordance with Rule 144. No shares not owned by affiliates have been held between one year and two years. We do not have any agreements to register for sale any of our outstanding common stock for sale under the Securities Act.

Holders

As of December 31, 2003, there were 30 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders	none

Equity compensation plans not approved by security holders	83,729[1]	$2.40	n.a.
Total	83,729	$2.40

[1]	Options awarded on April 23, 2003 to certain directors and employees for past services rendered including services in 2002 and 2003.

Item 2. Description of Exhibits

We have filed four additional exhibits. A list of exhibits is set forth below under Item 2 of Part III on page 26.

Item 3. Changes in and Disagreements with Accountants

There were no disagreements with accountants. We engaged Comiskey and Company to prepare our audited financial statements on December 10, 2002 in preparation for our Regulation A offering.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Compliance with Section 16(a) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 2003, we are aware that the following individuals filed their Form 3’s late: William D. Davis, Ricardo Marcos, Jr., Jose S. Canseco, William C. Ellison, Thomas L. Frazer, William J. Burnell, Terry Jones, and Joseph Palazzo. The Form 3’s reporting their initial ownership were due to be filed on December 22, 2003. However, as a result in a delay in listing with NASDAQ, the forms were filed on January 9, 2004. This was the only late report for each person and the only transaction that was not reported on a timely basis.

Item 6. Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of 2003.

PART F/S

The financial statements are attached hereto on pages F-1 through F-13.

PART III

Item 1. Index to Exhibits

Exhibit Number	Description

2.1	Certificate of Incorporation*

2.2	Bylaws*

3.1	Form of stock certificate*

6.1	Employment Agreement of William D. Davis*

6.2	Employment Agreement of Jose S. Canseco*

6.3	Joint Development and License Agreement with Emory Healthcare*

6.4	Nonqualified Stock Option Plan*

6.5	Promissory Note to William C. Ellison**

6.6	Promissory Note to Jose S. Canseco*

6.7	Promissory Note to William D. Davis*

6.8	Promissory Note to Thomas L. Frazer*

6.9	Note Purchase Agreement with SBL Capital Corporation*

6.10	Employment Agreement of Terry Jones*

6.11	Lease Agreement with Hearin Properties*

6.12	Advertising Agreement with The Graham Group, Inc. and Graham Group Interactive, Inc.*

6.13	CPE Sale Contract with Eatel**

6.14	Envoy Provider Agreement**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in connection with the Form 10-SB filed on December 12, 2003

**	Previously filed in connection with the Form 10-SB filed on December 16, 2003

Item 2. Description of Exhibits

See Item 1 above.

FINANCIAL STATEMENTS

MD Technologies Inc. Financial Statements December 31, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of

MD Technologies, Inc.

We have audited the accompanying balance sheet of MD Technologies, Inc. as of December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MD Technologies, Inc. as of December 31, 2003, and the results of its operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

February 20, 2004

COMISKEY & COMPANY

PROFESSIONAL CORPORATION

MD Technologies, Inc.

BALANCE SHEET

December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$2,923
Accounts receivable	24,016
Deferred costs of offering	129,186
Prepaid expenses	2,471

Total current assets	158,596

Property and Equipment
Computer equipment and software	45,059
Furniture and fixtures	4,792

49,851
Less: accumulated depreciation	18,816

31,035

Capitalized software costs held for sale, net	189,969

Total assets	$379,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$167,216
Accrued expenses and interest	96,030
Current portion of long-term debt	55,979
Deferred revenue	4,000
Due to related party	172,046

Total current liabilities	495,271

Other Liabilities
Long-term debt, net of current portion, net of debt discount of $3,417	13,153

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.0004 par value, 30,000,000 shares authorized, 3,640,728 shares issued and 2,684,478 shares outstanding	1,457
Treasury stock	(383)
Stock subscription receivable	(863)
Additional paid-in capital	1,450,751
Accumulated deficit	(1,579,786)

(128,824)

Total liabilities and stockholders’ equity	$379,600

The accompanying notes are an integral part of the financial statements.

MD Technologies, Inc.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2003 and 2002

	2003	2002
REVENUES
Sales (net returns and allowances of $15,184 and $8,713 in 2003 and 2002, respectively)	$320,935	$167,613
Service revenue	2,962	41,613

Total revenues	323,897	209,226

COST OF REVENUES
Salaries—direct	234,840	152,433
Internet cost	13,878	13,263
Depreciation	48,607	39,305
Costs of other revenue	7,661	1,060

Total cost of revenues	304,986	206,061

Gross profit	18,911	3,165

OPERATING EXPENSES
Compensation expense	167,288	74,179
Depreciation expense	35,181	30,921
Selling, general and administrative expenses	134,113	121,845

	336,582	226,945

Loss from operations	(317,671)	(223,780)

OTHER EXPENSE
Interest expense	(29,597)	(37,101)

Loss before income taxes	(347,268)	(260,881)

NET LOSS	$(347,268)	$(260,881)

Loss per share: (Basic)	$(0.11)	$(0.10)

Weighted average number of shares outstanding—basic	3,248,461	2,556,672

The accompanying notes are an integral part of the financial statements.

MD Technologies, Inc.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(347,268)	$(260,881)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of debt discount	4,100	4,100
Depreciation and amortization	83,788	66,324
Stock issued for services	84,995	—
Options issued for services	110,527	74,179
Net change in:
Accounts receivable	(15,563)	(2,226)
Prepaid expenses	1,858	(473)
Accounts payable	135,041	(3,813)
Accrued expenses and interest	33,727	(2,504)
Deferred revenue	(1,062)	(43,952)

Net cash flows from operating activities	90,143	(169,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Plant and equipment purchases	(14,318)	(14,295)
Capitalization of software development costs	(46,431)	(50,866)

Net cash flows from investing activities	(60,749)	(65,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(129,186)	—
Issuance of common stock for cash	35,000	250,000
Proceeds from long-term debt, net of repayments	(13,612)	(107,895)
Loans from related party, net of repayments	45,000	121,400

Net cash flows from financing activities	(62,798)	263,505

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,404)	29,098

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,327	7,229

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,923	$36,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,072	$28,052

The accompanying notes are an integral part of the financial statements.

MD Technologies, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings (Accumulated deficit)	Totals
	Number of shares	Amount
Balances as of January 1, 2001	2,499,480	$137	$896,123	$—	$(971,638)	$(75,378)
Stock issued for cash, $2.00 per share	125,000	50	249,950	—	—	250,000
Options issued for compensation	—	—	74,179	—	—	74,179
Net loss	—	—	—	—	(260,880)	(260,880)

Balances as of December 31, 2002	2,624,480	187	1,220,252	—	(1,232,518)	(12,079)
Stock issued for cash, $2.00 per share	17,500	7	34,993	—	—	35,000
Stock issued for services, $2.00 per share	42,498	17	84,979	—	—	84,996
Shares returned to treasury in Listech merger	—	—	—	(383)	—	(383)
Shares issued to Listech shareholders in merger	956,250	383	—	—	—	383
Options issued for compensation	—	—	101,465	—	—	101,465
Warrants as loan consideration	—	—	9,062	—	—	9,062
Net loss	—	—	—	—	(347,268)	(347,268)

Balances as of December 31, 2003	3,640,728	$594	$1,450,751	$(383)	$(1,579,786)	$(128,824)

The accompanying notes are an integral part of the financial statements.

MD Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of the Business

MD Technologies, Inc. (the Company) provides Internet-based solutions to the healthcare industry, including practice management, e-commerce, and patient interactivity applications. A handheld application is also available. The Company’s software tools and services allow physicians to access data and to provide patients with the means of accessing data using the Internet.

MD Technologies, Inc. was incorporated in Delaware on February 25, 2000.

Accounting Method

The Company records revenues and expenses on the accrual method.

Revenue Recognition

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the Company. Title transfers FOB shipping point. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer, and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized while expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization of property and equipment are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives as follows:

Computer equipment	3-5 years
Furniture and fixtures	3-7 years

Costs of computer software developed for external uses and costs associated with technology under development are capitalized. Amortization is recorded for each of the Company’s products separately, using the greater of a) the amount calculated under the straight-line method over the remaining estimated economic life of each product, or b) the amount calculated using the ratio of current year revenue to projected total revenue for each product. Software cost amortization included in results of operations for 2003 and 2002 totaled $48,607 and $39,305, respectively. Capitalization of costs begins when conceptual and design activities have been completed, technological feasibility is assured, and when management has authorized and committed to fund a project. Costs capitalized include external and internal costs of labor, materials, and services. Costs associated with training and general and administrative activities are expensed as incurred. The Company does not develop nor capitalize software for internal purposes.

MD Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (continued)

The Company reviews long-lived assets for impairment annually, and periodically whenever events or changes in circumstances indicate that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Income Taxes

Pursuant to SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements, and consists of taxes currently due plus deferred taxes. Deferred income taxes are provided for revenue and expense items reported in different periods for financial statement and income tax purposes. The primary taxable and deductible temporary differences are the Company’s issuance of options for services, resulting in additional compensation costs for financial reporting purposes, which are not deductible for tax purposes, carrying value of assets, and non-benefited operating loss carryforwards.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Advertising and Marketing

Advertising and marketing costs are generally charged to operations in the year incurred. Total advertising and marketing costs were $8,038 and $2,944 in 2003 and 2002, respectively.

Loss per Share

Basic loss per share has been computed using the weighted average number of shares outstanding. Diluted loss per share has not been presented, as the effect of dilutive securities would decrease per share loss.

Fair Values of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

Concentration of Risk

The Company provides services to the medical community. It extends credit to its customers, primarily small practitioners’ groups for which it requires no collateral. Management believes its receivables risk is mitigated by the creditworthiness of its customers.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with generally accepted accounting principles, requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

MD Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (continued)

Accounting for Stock Issued to Employees

In December 2002, the FASB issued SFAS No. 148, Accounting or Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its stock option plan in accordance with the recognition and measurement principles of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

FASB Statement No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair-value-based method prescribed in SFAS No. 123 as amended by SFAS No. 148. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net loss would have been increased to the pro forma amounts as follows for the years ending December 31:

	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(347,268)	$(367,206)	$(260,880)	$(260,880)

Basic and diluted loss per share	$(0.11)	$(0.11)	$(0.03)	$(0.03)

The average fair value of options granted during fiscal 2003 and 2002 was $1.45 and $1.68 (as restated), respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4% and 5%; expected life of 3 to 5 years; dividend yield percentage of 0%; and volatility of 100% and 150% for each of the two years ended December 31, 2003 and 2002, respectively.

MD Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	Commitments and Contingencies

Mitigation of a Going Concern Uncertainty

The Company, which was classified as a company in the development stage until 2001, has incurred significant and recurring operating losses since inception, including $347,268 in 2003 and $260,881 in 2002. In addition, at December 31, 2003, the Company had working capital and stockholders’ equity deficits of $336,677 and $128,824, respectively. However, in a transaction more fully described in Note 10, the Company raised approximately $2.5M in an initial public offering in early 2004. This cash infusion is expected to satisfy the Company’s cash requirements for at least the next twelve months.

3.	Lease Commitments

The Company leases its principal operating location under a five-year operating lease agreement. The agreement provides for accelerating monthly rentals and also requires the Company to pay certain incremental costs incurred by the lessor and shared costs of the property. Office rent expense for each of the years ended December 31, 2003 and 2002 totaled $40,466 and $39,554, respectively.

At December 31, 2003, the aggregate minimum annual rental payments due under non-cancelable operating leases are as follows:

2004	$52,855
2005	32,053

$134,308

The Company has an agreement with the leasing Company, whereby the leasing company may receive options to purchase stock in lieu of cash payment. The agreement calls for 3 options to the leasing company for every $4 of rent not paid in cash (in post split amounts), at an exercise price of $1.32, with no expiration date. At such time as the Company is able to raise $2 million in funding, the leasing company has the option of retaining the options granted to date, or to receive the underlying rent dollars in cash. As is more fully described in Note 10, the Company reached these funding levels in early 2004. To the date of these financial statements, the leasing company has not made a definitive decision about keeping the options or receiving cash. As of December 31, 2003, a total of 24,607 options had been issued to the leasing company, and recorded as compensation in the amount of $45,759.

4.	Income Taxes

The Company has Federal net operating loss carryforwards totaling approximately $1,500,000 which expire between 2020 and 2023.

The components of the provision for income taxes are as follows:

	2003	2002
Current income taxes paid or payable	$—	$—
Increase in deferred tax assets	—	—

	$—	$—

MD Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	Income Taxes (continued)

Deferred income taxes are provided on temporary timing differences between financial statement and income tax reporting. The components of deferred income tax assets and liabilities are as follows:

	2003	2002
Total deferred tax liabilities	$—	$—
Deferred tax assets
Restricted stock compensation costs	—	—
Fixed assets	7,000	4,000
Non-benefited loss carryforwards	537,000	261,000

Total deferred tax assets	544,000	265,000
Less: valuation allowance	(544,000)	(265,000)

Net deferred tax assets	$—	$—

The valuation allowance increased by $279,000 and $88,500 for the years ended December 31, 2003 and 2002, respectively.

The effective tax rate differs from statutory rates applied to financial statement income and loss due primarily to the effects of the valuation allowance for deferred tax assets.

5.	Notes Payable

At December 31, 2003, the Company was obligated under the following promissory notes:

	Current	Long-Term
8% unsecured note payable to a director, principal is due on demand.	$35,101	$—

8% unsecured note payable to a director, principal is due on demand.	36,945	—

12% note payable to a director, secured by assets, interest payable monthly, principal due on demand.	100,000	—

4% notes payable to directors, secured by assets, interest accrued monthly, principal due in 2004.	45,000	—

18% installment note, payments of $857 per month, principal and interest payable through December 2006. Collateralized by a security interest in the Company’s assets subordinated to the 12% secured director’s note, above. Convertible into stock at the option of the noteholder, at the rate of $0.50 per share as to unpaid principal, plus accrued but unpaid interest.	6,638	16,570

MD Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.	Notes Payable (continued)

	Current	Long-Term
10% installment note, payments of $745 per month, principal and interest payable through June 2004.	4,341	—

	228,025	16,570
Less: Due to related party	172,046	—

	$55,979	$16,570

As is more fully described in Note 10, the company was repaid all debt in early 2004. As of February 20, 2004, the amount of the above debt still outstanding was $0.

6.	Stockholders’ Equity

Stock Split

On September 26, 2003, the Board of Directors authorized a one-for-four reverse stock split, thereby decreasing the number of issued and outstanding shares to 2,624,480 and increasing the par value of each share to $0.0004. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

In August, the Company authorized an additional 15,000,000 shares of common stock to bring the total number of authorized common shares to 30,000,000.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 20,000 shares of preferred stock, no par value. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

Treasury Stock

As is more fully described in Note 9, and as the result of a merger with LISTech, Inc. the Company redeemed 956,250 shares of common stock, and returned them to the treasury. These shares were redeemed at their issuance price of $0.0004 per share. In a corollary transaction, the Company issued 956,250 of previously unissued shares to the shareholders of LISTech, Inc.

Stock Options and Warrants

The Company has issued common stock purchase options to its employees, directors, and consultants. The options are exercisable immediately, and the terms and conditions of each option grant are specified by the board of directors.

Also outstanding at December 31, 2003, were 7,500 warrants to purchase common stock at $2.00 through November 15, 2004, issued in connection with a loan by the grantee to the Company. These warrants are excluded from the option summary below. Fair value of these warrants has been recorded as a debt discount, amortized over the life of the related loan. The Company has also outstanding 6,250 warrants to purchase common stock at $2.40 through August 8, 2008, issued in connection with a short-term loan by the grantee to the Company. As the loan was short-term and repaid in early 2004, the fair value of the warrants has been expensed in these financial statements.

MD Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	Stockholders’ Equity (continued)

Stock Options and Warrants (continued)

A summary of option activity is as follows:

	Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Options outstanding as of December 31, 2001	87,500	$2.00	87,500	$2.00
Options granted	42,107	1.68	42,107	1.68
Options exercised	—	—	—	—
Options outstanding as of December 31, 2002	129,607	1.84	129,607	1.84
Options granted	83,726	2.40	83,726	2.40
Options expired	(22,500)	2.00	(22,500)	2.00
Options exercised	—	—	—	—
Options outstanding as of December 31, 2003	190,833	$2.09	190,833	$2.09

	Range of Price	Original Life	Weighted Average Remaining Life
Granted during 2001	$2.00	Indefinite	Indefinite
Granted during 2002	$1.32 to $2.00	36 months to indefinite	Indefinite
Granted during 2003	$2.40	60 months	52 months

All options are vested at December 31, 2003.

The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. As such, no compensation costs were recorded, for options issued to employees, as of the date of grant. However, the Company granted 69,976 options to board members and directors for services on April 23, 2003. Compensation expense was recognized for these options in the current fiscal year in the amount of $101,465.

MD Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	Stockholders’ Equity (continued)

Stockholders’ Equity and Comprehensive Income

The Financial Accounting Standards Board released SFAS No. 130 – Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2003, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

7.	Major Customers

For the years ended December 31, 2003 and 2002, one customer accounted for a total of approximately 15% and 15% of total revenues, respectively. The 2002 customer is signatory to a Joint Development and License Agreement with the Company dated December 13, 2000, and owns approximately 4.5% of the Company’s outstanding common stock.

8.	Related Party Transactions

The Company has two notes payable to two separate directors. These notes accrue interest at 8%. Payments made to these notes are applied directly to principal. These notes are due on demand and the accrued interest is due sixty days after the note has been collected.

The Company has a note payable due to a director in which interest is accrued at 12%. Payments made by the Company are applied to interest only. This note is due on demand.

The Company has three notes payable to directors in which interest is accrued at 4%. These notes are due in March and May of 2004.

One of the Company’s shareholders is a personal guarantor on the 18% note with a balance of $23,208 as of December 31, 2003.

9.	Merger with LISTech, Inc.

In May 2003, the Company merged with LISTech, Inc. in a transaction whereby MD Technologies, Inc. would be the surviving corporation and LISTech, Inc. would cease to exist. The shareholders of LISTech, Inc. received approximately 4,026 shares of MD Technologies, Inc. (a total of 956,250 shares) for each share of LISTech, Inc. owned. At the same time, the 956,250 shares of common stock previously issued to LISTech, Inc. was returned to the treasury, and is reported as treasury stock by the Company.

10.	Subsequent Events

In early 2004, the Company raised approximately $2.5M in an initial public offering of its common shares. These shares were offered to the public pursuant to a filing dated and recorded by the United States Securities and Exchange Commission in November 2003. At December 31, 2003, no monies had been received by the Company. Shares were offered to the public at a price of $2.40 per share. As of February 20, 2004, 1,045,500 shares had been sold for $2,380,014, net of offering costs.

11.	Reclassification of Prior Year Amounts

Certain items on the statement of operations have been reclassified to conform to current year classification. This reclassification has no effect on previously reported income.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc. (Registrant)

Date: March 23, 2004	By:	/s/ William D. Davis

William D. Davis President & Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William D. Davis William D. Davis President & Chief Executive Officer, Director	3/23/04 Date

/s/ Jose S. Canseco Jose S. Canseco Chairman, Director	3/23/04 Date

/s/ William C. Ellison William C. Ellison General Counsel, Director	3/23/04 Date

/s/ William J. Burnell William J. Burnell Director	3/23/04 Date

/s/ Thomas L. Frazer Thomas L. Frazer Director	3/23/04 Date

/s/ Terry Jones Terry Jones Vice President of Finance, Director	3/23/04 Date