Form 10QSB
period 2004-03-31
MD TECHNOLOGIES INC
filed 2004-05-12
CIK 1260465

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response. . . . .182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-50435

MD Technologies Inc.

(Name of small business issuer in its charter)

DELAWARE	72-1491921
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

620 FLORIDA ST., SUITE 200 BATON ROUGE, LOUISIANA	70801
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (225) 343-7169

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐     Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 3,940,813 shares outstanding as of May 11, 2004.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion in this Quarterly Report on Form 10-QSB regarding MD Technologies Inc., its business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward looking statements.

When used in this Quarterly Report, the terms “ we,” “our,” “us,” and “MD Technologies” refers to MD Technologies Inc., a Delaware corporation.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MD Technologies Inc.

BALANCE SHEETS

	Mar. 31, 2004	Dec. 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$2,319,952	$2,923
Accounts receivable	19,757	24,016
Deferred offering costs	—	129,186
Prepaid expenses	2,304	2,471

Total current assets	2,342,013	158,596

Property and Equipment
Computer equipment and software	105,091	45,059
Furniture and fixtures	14,544	4,792

	119,635	49,851
Less: Accumulated depreciation	23,661	18,816

	95,974	31,035
Other Assets
Capitalized software costs held for sale, net	204,665	189,969

Total assets	$2,642,652	$379,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,965	$167,216
Accrued expenses and interest	72,564	96,030
Notes payable and other term debt	—	228,025
Deferred revenue	11,500	4,000

Total current liabilities	135,029	495,271

Long Term Liabilities	—	13,153

Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized, 4,895,561 shares issued and 3,939,313 shares outstanding	1,958	1,457
Additional paid-in capital	4,314,961	1,450,751
Treasury stock	(383)	(383)
Stock subscription receivable	(863)	(863)
Retained earnings	(1,808,050)	(1,579,786)

	2,507,623	(128,824)

Total liabilities and stockholders’ equity	$2,642,652	$379,600

The accompanying notes are an integral part of the financial statements

MD Technologies Inc.

STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2004	2003
REVENUES
Sales	$120,445	$62,543

Total revenues	120,445	62,543

COSTS OF REVENUES
Salaries direct	14,445	9,179
Internet cost	5,572	2,976
Depreciation	13,410	11,295
Other cost of revenue	3,153	2,149

Total cost of revenues	36,580	25,599

Gross profit (loss)	83,865	36,944

OPERATING EXPENSES
Compensation	149,547	36,330
Depreciation	11,542	7,530
Selling, general and administrative expenses	143,698	32,490

Total operating expenses	304,787	76,350

Income from operations	(220,922)	(39,406)

OTHER INCOME (EXPENSE)
Interest income	402	—
Interest expense	(7,744)	(5,635)

	(7,342)	(5,635)

NET LOSS	(228,264)	(45,041)

Retained earnings, beginning of period	(1,579,786)	(1,232,518)

Retained earnings, end of period	$(1,808,050)	$(1,277,559)

Income per share: (Basic and diluted)	$(0.06)	$(0.03)

Wtd. average number of shares outstanding	3,604,563	1,519,872

The accompanying notes are an integral part of the financial statements

MD Technologies Inc.

STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$(336,841)	$6,805

CASH FLOWS FROM INVESTING ACTIVITIES
Plant and equipment purchases	(64,554)	(3,482)
Capitalization of software development costs	(30,982)	(11,464)

Net cash flows used by investing activities	(95,536)	(14,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(17,599)	(5,000)
Issuance of stock for cash	3,011,600	—
Repayment of debt	(72,549)	(3,655)
Repayment of related party debt	(172,046)	—

Net cash flows provided (used) by financing activities	2,749,406	(8,655)

NET INCREASE IN CASH	2,317,029	(16,796)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,923	36,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,319,952	$19,531

The accompanying notes are an integral part of the financial statements

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

1.	Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by MD Technologies Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003.

2.	Initial Public Offering of Equity Securities

In February and March of 2004, the Company issued 1,254,834 of its common shares in an initial public offering for gross proceeds of $3,011,600, or $2.40 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements. Actual results could differ materially from those encompassed within such forward-looking statements as a result of various factors.

General

For an understanding of the significant factors that influenced our results during the past three fiscal years, you should read the following discussion in conjunction with our consolidated financial statements and related notes.

The Quarter Ended March 31, 2004 Compared with the Quarter Ended March 31, 2003

•	Total revenue increased 93% in the quarter ended March 31, 2004 to $120,445 from $62,543 in the quarter ended March 31, 2003.

•	Net gain of 26 new customers during the quarter ending March 31, 2004.

•	Cost of Revenues increased 43% to $36,580.

•	Operating Expenses increased 299% to $304,787.

•	Net Loss increased 407% to $228,264 ($.06/share.)

•	Proceeds of issuance of stock for cash of $3,011,600.

During the first three months of 2004, we aggressively expanded the Company’s operations with the proceeds of the public offering by hiring twelve new employees, including four in administration, three in research and development, and five in sales and marketing. This mode of operations contrasts sharply with the first three months of 2003 where we were focusing on increasing our net income with limited resources in addition to preparing for the public offering. Net increases in Operating Expenses, Cost of Revenues, and Net Loss are a direct result of our aggressive expansion in the first three months of 2004.

In the quarter ended March 31, 2004, we sold 1,254,834 shares of stock in the public offering raising approximately $3,011,600 in proceeds. The net loss for the quarter ended March 31, 2004 was $228,264.

Results of Operations

Revenues

Total revenues increased from $62,543 in the quarter ended March 31, 2003 to $120,445 in the quarter ended March 31, 2004, a 93% increase in total revenue. This increase in total revenue is largely due to continued success in the sale of the Medtopia Manager product in addition to the pursuit of more Medtopia Expert billing and accounts receivable customers. The Medtopia Manager revenue consists of one-time setup and training fees and monthly subscription fees, while the Medtopia Expert revenue consists of monthly percentages based revenue that is earned from monthly customer billing and collection totals. Total revenue for the quarter ended March 31, 2004 for Medtopia Manager was $68,654 and total revenue for the same quarter for Medtopia Expert was $51,791.

Costs of Revenues

The Cost of Revenues for this period increased 48% from $25,599 in the quarter ended March 31, 2003 to $36,580 in the quarter ended March 31, 2004 as a result of the hire of new personnel and moderate pay raises to existing employees. These additional expenses contributed to an increase in the Cost of Revenues Direct Salaries from $9,179 in the quarter ended March 31, 2003 compared to $14,445 in the quarter ended March 31, 2004, an increase of 57%. The other cost of revenues during this period stayed relatively the same with only nominal increases in contract labor, Internet cost, and depreciation.

Operating Expenses

Our operating expenses increased from $76,350 in the quarter ended March 31, 2003 to $304,787 in the quarter ended March 31, 2004, an increase of 299%. This increase in operating expenses resulted in a greater loss from operations of $220,922 in the quarter ended March 31, 2004 in comparison to $39,406 in the quarter ended March 31, 2003, an increase of 461%. The increase in operating expenses is a result of the hiring of new sales, marketing, programming, and administration staff in an effort to increase sales and product development. These additional employees contributed to an increase in Operating Expenses Compensation from $36,330 in the quarter ended March 31, 2003 to $149,547 in the quarter ended March 31, 2004, an increase of 312%. The remainder of the increase in operating expenses is a result of increased selling, general, and administrative expense, which increased from $32,940 in the quarter ended March 31, 2003 to $143,968 in the quarter ended March, 31, 2004, an increase of 342%. The increase in selling, general, and administrative expenses was a result of expenses associated with the hiring of new personnel in addition to professional and legal fees associated with public filings. Total professional and legal fees for the quarter ended March 31, 2004 were $51,221. Other selling, general, and administrative expenses that were not related to professional and legal fees for the quarter ended March 31, 2004 were $92,477.

While total revenues increased 93%, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $228,264 in the quarter ended March 31, 2004 in comparison to $45,051 in the quarter ended March 31, 2003, an increase of 407%. These losses were funded primarily from the issuance of $3,011,600 in stock that was sold during the quarter as part of the public offering.

Liquidity and Capital Resources

Our cash and cash equivalents increased by 79,469% from $2,923 at the beginning of the year to $2,319,952 at March 31, 2004. This increase is primarily due to the sale of stock from the public offering in the first three months of 2004.

As of March 31, 2004, the Company had working capital and stockholders’ equity surpluses of $2,206,984 and $2,507,623, respectively. Prior to 2004, we have relied upon loans from management, issuance of common stock to consultants, the sale of common stock in private placements, and limited cash flow from the sales of our products and services in order to fund our activities. To fund current and future activities, we have qualified a public offering of stock at $2.40 per share in order to raise a maximum of $4 million, of which we have raised $3,011,600 by March 31, 2004. The proceeds of the offering are being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. There can be no assurance that we will raise the entire $4 million of the offering.

As of March 31, 2004, we have raised $3,011,600 (approximately 75%) of the total offering. With the proceeds of the offering, we have retired almost all of the Company debt and purchased new equipment in addition to funding the expanded operations. $146,888 in costs of the initial public offering were incurred, and have been charged to the proceeds of the offering in the accompanying financial statements. The cash infusion that we have raised so far is expected to satisfy our cash and working capital requirements for at least the next twelve months.

Off Balance Sheet Arrangements

The Company leases a portion of its principal operating location under a five-year operating lease agreement. Please refer to Note 3 in the Notes to the December 31, 2003 and 2002 Financial Statements filed in Form 10-KSB for further details. The Company leases the remainder of its principal operating location for $3,080 per month under a month-to-month operating lease agreement that went into effect March 1, 2004.

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

Item 3. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. The Company hired a Chief Financial Officer in April 2004 as part of management’s plan to improve internal controls to be sufficient to support planned future growth.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description
6.15	Supplemental Lease Agreement with Hearin Properties

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the first quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc.
(Registrant)

Date: May 11, 2004	By :	/s/ William D. Davis
William D. Davis
President & Chief Executive Officer, Director

	By:	/s/ William D. Eglin
Will Eglin
Chief Financial Officer