Form 10QSB
period 2004-06-30
MD TECHNOLOGIES INC
filed 2004-08-11
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 3,949,311 shares outstanding as of August 2, 2004.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

MD TECHNOLOGIES INC.

INDEX TO FORM 10-QSB

June 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MD Technologies Inc.

BALANCE SHEETS

	June 30, 2004	Dec. 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$1,850,875	$2,923
Accounts receivable	27,201	24,016
Deferred offering costs	—	129,186
Prepaid expenses	26,598	2,471

Total current assets	1,904,674	158,596

Property and Equipment
Computer equipment and software	152,223	45,059
Furniture and fixtures	24,839	4,792

	177,062	49,851
Less: Accumulated depreciation	36,404	18,816

	140,658	31,035

Other Assets
Capitalized software costs held for sale, net	239,415	189,969

Total assets	$2,284,747	$379,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,442	$167,216
Accrued expenses and interest	33,846	96,030
Notes payable and other term debt	27,288	228,025
Deferred revenue	17,250	4,000

Total current liabilities	96,826	495,271

Long Term Liabilities	—	13,153

Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized, 4,905,561 shares issued and 3,949,311 shares outstanding	1,962	1,457
Additional paid-in capital	4,338,957	1,450,751
Treasury stock	(383)	(383)
Stock subscription receivable	(2,400)	(863)
Retained earnings	(2,150,215)	(1,579,786)

	2,187,921	(128,824)

Total liabilities and stockholders’ equity	$2,284,747	$379,600

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
REVENUES
Sales and service revenue	$144,179	$69,056	$264,624	$131,599

Total revenues	144,179	69,056	264,624	131,599

COSTS OF REVENUES
Salaries direct	20,855	8,554	35,300	17,733
Depreciation	16,046	12,507	29,456	23,802
Other cost of revenue	12,796	6,892	21,521	12,017

Total cost of revenues	49,697	27,953	86,277	53,552

Gross profit (loss)	94,482	41,103	178,347	78,047

OPERATING EXPENSES
Compensation	257,284	92,495	406,831	128,825
Depreciation	12,743	6,892	24,285	14,422
Selling, general and administrative expenses	168,699	25,927	312,397	58,417

Total operating expenses	438,726	125,314	743,513	201,664

Income from operations	(344,244)	(84,211)	(565,166)	(123,617)

OTHER INCOME (EXPENSE)
Interest income	3,081	—	3,483	—
Interest expense	(1,002)	(6,740)	(8,746)	(12,375)

	2,079	(6,740)	(5,263)	(12,375)

NET LOSS	(342,165)	(90,951)	(570,429)	(135,992)

Retained earnings, beginning of period	(1,808,050)	(1,277,559)	(1,579,786)	(1,232,518)

Retained earnings, end of period	$(2,150,215)	$(1,368,510)	$(2,150,215)	$(1,368,510)

Income per share: (Basic and diluted)	$(0.07)	$(0.06)	$(0.13)	$(0.09)

Wtd. average number of shares outstanding	4,898,622	1,519,872	4,269,674	1,519,872

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$(741,708)	$(94,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Plant and equipment purchases	(127,211)	(7,097)
Capitalization of software development costs	(85,597)	(23,005)

Net cash flows used by investing activities	(212,808)	(30,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	129,186	(17,941)
Issuance of stock for cash	2,886,312	119,979
Repayment of debt	(213,893)	(8,215)
Decrease in stock subscriptions receivable	863	—

Net cash flows provided by financing activities	2,802,468	93,823

NET INCREASE IN CASH	1,847,952	(30,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,923	36,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,850,875	$5,960

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

2.	Initial Public Offering of Equity Securities

During the quarter ended June 30, 2004, the Company issued 10,000 of its common shares in an initial public offering for gross proceeds of $24,000, or $2.40 per share. This offering was closed as of June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Quarter Ended June 30, 2004 Compared with the Quarter Ended June 30, 2003

•	Total revenue increased 109% in the quarter ended June 30, 2004 to $144,179 from $69,056 in the quarter ended June 30, 2003.

•	Cost of Revenues increased 78% to $49,697.

•	Operating Expenses increased 250% to $438,726.

•	Net Loss increased 276% to $342,165 ($.07/share.)

The Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

•	Total revenue increased 101% in the six months ended June 30, 2004 to $264,624 from $131,599 in the six months ended June 30, 2003.

•	Cost of Revenues increased 61% to $86,277.

•	Operating Expenses increased 269% to $743,513.

•	Net Loss increased 319% to $570,429 ($.13/share.)

During the three months ended June 30, 2004 and the six months ended June 30, 2004, we continued the aggressive expansion of the Company’s operations that began in the first quarter of 2004 with the proceeds of the public offering. During the three months ended June 30, 2004 we hired eight new employees, including three in administration, three in research and development, and two in sales and marketing. For the six months ended June 30, 2004, we hired a total of twenty employees, including seven in administration, six in research and development, and seven in sales and marketing. This mode of operations contrasts sharply with the first three months and first six months of 2003 when we were focused mostly on increasing our net income with limited resources while we prepared for the public offering. Net increases in Operating Expenses, Cost of Revenues, and Net Loss are a direct result of our aggressive expansion in 2004.

In the quarter ended June 30, 2004, we sold 10,000 shares of stock in the public offering raising $24,000 in proceeds. In the six months ended June 30, 2004, we sold 1,264,833 shares of stock in the public offering raising $3,035,600 in proceeds. This is the total amount of proceeds raised from the public offering as it was closed on June 30, 2004.

Results of Operations

Revenues

Total revenues increased from $69,056 in the quarter ended June 30, 2003 to $144,179 in the quarter ended June 30, 2004, a 109% increase in total revenue. Total revenues increased from $131,599 in the six months ended June 30, 2003 to $264,624 in the six months ended June 30, 2004, a 101% increase in total revenue.

These increases in total revenue for both the three month period and the six month period are largely due to continued success in the sale and implementation of our products and services, Medtopia Manager and Medtopia Expert. The Medtopia Manager revenue consists of one-time setup and training fees and monthly subscription fees, while the Medtopia Expert revenue consists of monthly percentage-based revenue that is earned from customer billing and collection activity. Total revenue for the quarter ended June 30, 2004 for Medtopia Manager was $84,410 and total revenue for the same quarter for Medtopia Expert was $59,769. Total revenue for the six months ended June 30, 2004 for Medtopia Manager was $153,064 and total revenue for the same period for Medtopia Expert was $111,560. Revenue from each of these products and services has been growing consistently and can be attributed to the direct result of our expanded sales and marketing efforts. We expect this trend of increased sales activity to continue for the foreseeable future.

Costs of Revenues

The Cost of Revenues for the three month period ended June 30, 2004 increased 78% from $27,953 in the quarter ended June 30, 2003 to $49,697 in the quarter ended June 30, 2004. This increase is mainly due to the deployment of new employees needed to handle the increased customer base for our products and services. These additional expenses contributed specifically to an increase in the Cost of Revenues Direct Salaries from $8,554 in the quarter ended June 30, 2003 compared to $20,855 in the quarter ended June 30, 2004, an increase of 144%. The other cost of revenues during this period stayed relatively the same with only nominal increases in the expenses comprising this line item.

The Cost of Revenues for the six month period ended June 30, 2004 increased 61% from $53,552 in the six months ended June 30, 2003 to $86,277 in the six months ended June 30, 2004 as a result of the hire of new personnel and moderate pay raises to existing employees. These additional expenses contributed to an increase in the Cost of Revenues Direct Salaries from $17,733 in the six months ended June 30, 2003 compared to $35,300 in the six months ended June 30, 2004, an increase of 99%. The other cost of revenues during this period stayed relatively the same with only nominal increases in the expenses comprising this line item.

Operating Expenses

Our operating expenses increased significantly from $125,314 in the quarter ended June 30, 2003 to $438,726 in the quarter ended June 30, 2004, an increase of 250%. This increase in operating expenses resulted in a greater loss from operations of $342,165 in the quarter ended June 30, 2004 in comparison to $90,951 in the quarter ended June 30, 2003, an increase of 276%. The increase in operating expenses is a result of the new sales, marketing, programming, and administration staff that were hired in the first half of the year. These additional employees contributed to an increase in Operating Expenses Compensation from $92,495 in the quarter ended June 30, 2003 to $257,284 in the quarter ended June 30, 2004, an increase of 178%. The remainder of the increase in operating expenses is a result of increased selling, general, and administrative expense, which increased from $25,927 in the quarter ended June 30, 2003 to $168,699 in the quarter ended June 30, 2004, an increase of 551%. This increase in selling, general, and administrative expenses is directly related to the increase in personnel costs related to our aggressive plan to increase sales. While total revenues increased 109%, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $342,165 in the quarter ended June 30, 2004 in comparison to $90,951 in the quarter ended June 30, 2003, an increase of

276%. These losses were funded primarily from the issuance of $3,035,600 in stock that was sold during the public offering of our company’s stock. We expect the net loss to continue in the near future as we continue to implement the expansion of sales, research and development, and operations that began in the first quarter 2004. However, the net loss is also expected to decrease moderately from quarter to quarter as we have completed our initial build-out phase of hiring new administrative and programming employees. New employees in these areas and the associated administrative expenses are expected to increase incrementally in the future as we add additional customers and potentially enter into new markets or release new products.

Our operating expenses increased from $201,664 in the six months ended June 30, 2003 to $743,513 in the six months ended June 30, 2004, an increase of 269%. This increase in operating expenses resulted in a greater loss from operations of $570,429 in the six months ended June 30, 2004 in comparison to $135,992 in the six months ended June 30, 2003, an increase of 319%. The increase in operating expenses is a result of the additional sales, marketing, programming, and administration staff that were hired and deployed in the first six months of the year. These additional employees contributed to an increase in Operating Expenses Compensation from $128,825 in the six months ended June 30, 2003 to $406,831 in the six months ended June 30, 2004, an increase of 216%. The remainder of the increase in operating expenses is a result of increased selling, general, and administrative expense, which increased from $58,417 in the six months ended June 30, 2003 to $312,397 in the six months ended June 30, 2004, an increase of 435%. The increase in selling, general, and administrative expenses was a direct result of the additional costs required to implement our growth plan. While total revenues increased 101% in this six month period, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $570,429 in the six months ended June 30, 2004 in comparison to $135,992 in the six months ended June 30, 2003, an increase of 319%. These losses were funded primarily from the issuance of $3,035,600 in stock that was sold during the public offering of our company’s stock. This net loss is expected to decrease in the second half of the year as revenue from expanded sales and marketing increases. The projected increase in revenue will be offset by our plan of only adding expenses incrementally to support the expected additional revenues or to expand into new markets.

Liquidity and Capital Resources

Our cash and cash equivalents increased by 63,221% from $2,923 at the beginning of the year to $1,850,875 at June 30, 2004 for a total cash increase of $1,847,952. This increase is primarily due to $3,035,600 raised from the sale of stock during the public offering in the first six months of 2004 less the cash used to fund our operating loss and capital improvements in the first six months of the year.

As of June 30, 2004, the Company had working capital and stockholders’ equity surpluses of $1,807,848 and $2,187,921 respectively. Prior to 2004, we have relied upon loans from management, issuance of common stock to consultants, the sale of common stock in private placements, and limited cash flow from the sales of our products and services in order to fund our activities. To fund current and future activities, we raised $3,035,600 through a public offering of stock at $2.40 per share. The offering closed June 30, 2004. The proceeds of the offering are being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. In addition, the proceeds have also been used to retire almost all of the Company debt and purchase new equipment. $146,888 in costs of the initial public offering were incurred, and have been charged to the proceeds of the offering in the accompanying financial statements. The cash infusion from the public offering is expected to satisfy our cash and working capital requirements for at least the next twelve months.

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

Item 3. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 1, 2004 (the “Annual Meeting”), the Company’s shareholders voted to approve the ratification of Comiskey & Company as the Company’s auditors for the year-ended December 31, 2004. The following is a summary of the vote:

Ratification of Comiskey & Company as Auditors
Votes
For	2,385,499
Against
Abstain

Also at the Annual Meeting, the Company’s shareholders voted to elect Terry Jones, William J. Burnell, and Frank Fazio, M.D., each as a director of the Company to serve until the third annual meeting of stockholders after their election or until their successors are elected and qualified.

The following is a summary of the vote:

Votes	Terry Jones	William J. Burnell	Frank Fazio, M.D.
For	2,385,499	2,385,499	2,385,499
Against
Abstain

Item 5. Other Information.

The building, located at 620 Florida St., Baton Rouge, Louisiana, where we lease and maintain our principal operating location was sold to 620 Florida, L.L.C. on May, 18, 2004. The previous owner of the building was Hearin Properties. 620 Florida, L.L.C. is owned and controlled by members of our board of directors. These members of the board of directors are: Jose Canseco, William Davis, Thomas Frazer and William Burnell. There were no material changes in the leases for our space.

We lease a portion of its principal operating location under a five-year operating lease agreement. We lease the remainder of its principal operating location for $3,080 per month under a month-to-month operating lease agreement that went into effect March 1, 2004. For more information on our leases please refer to Note 3 in the Notes to the December 31, 2003 and 2002 Financial Statements filed in Form 10-KSB and Form 10-QSB, dated May 11, 2004, under Item 2.

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

      (b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the second quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc.
(Registrant)

Date: August 10, 2004	By:	/s/ William D. Davis
William D. Davis
President & Chief Executive Officer, Director

	By:	/s/ William D. Eglin
William D. Eglin
Chief Financial Officer