Form 10QSB
period 2004-09-30
MD TECHNOLOGIES INC
filed 2004-11-10
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 3,949,311 shares outstanding as of October 25, 2004.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

MD TECHNOLOGIES INC.

INDEX TO FORM 10-QSB

September 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MD Technologies Inc.

BALANCE SHEETS

	September 30, 2004	Dec. 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$1,464,849	$2,923
Accounts receivable	21,575	24,016
Deferred offering costs	—	129,186
Prepaid expenses	29,246	2,471

Total current assets	1,515,670	158,596

Property and Equipment
Computer equipment and software	152,223	45,059
Assets under capital lease	44,109	—
Furniture and fixtures	25,820	4,792

	243,638	49,851
Less: Accumulated depreciation	46,364	18,816

	197,274	31,035
Other Assets
Capitalized software costs held for sale, net	272,717	189,969

Total assets	1,985,661	379,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,442	$167,216
Accrued expenses and interest	29,797	96,030
Notes payable and other term debt	34,791	228,025
Deferred revenue	18,615	4,000

Total current liabilities	101,645	495,271

Long Term Liabilities	33,117	13,153

Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized, 4,905,561 shares issued and 3,949,311 shares outstanding	1,962	1,457
Additional paid-in capital	4,338,957	1,450,751
Treasury stock	(383)	(383)
Stock subscription receivable	—	(863)
Retained earnings	(2,489,637)	(1,579,786)

	1,850,899	(128,824)

Total liabilities and stockholders’ equity	$1,985,661	$379,600

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
REVENUES
Sales and service revenue	$169,359	$95,252	$433,983	$226,851

Total revenues	169,359	95,252	433,983	226,851

COSTS OF REVENUES
Salaries direct	25,439	9,332	60,739	27,065
Depreciation	25,170	12,653	54,626	36,455
Other cost of revenue	15,848	3,443	37,369	15,460

Total cost of revenues	66,457	25,428	152,734	78,980

Gross profit (loss)	102,902	69,824	281,249	147,871

OPERATING EXPENSES
Compensation	278,519	170,130	685,350	298,955
Depreciation	9,960	11,964	34,245	26,386
Selling, general and administrative expenses	156,433	43,746	468,830	102,163

Total operating expenses	444,912	225,840	1,188,425	427,504

Income from operations	(342,010)	(156,016)	(907,176)	(279,633)

OTHER INCOME (EXPENSE)
Interest income	4,002	—	7,485	—
Interest expense	(1,414)	(7,053)	(10,160)	(19,428)

	2,588	(7,053)	(2,675)	(19,428)

NET LOSS	(339,422)	(163,069)	(909,851)	(299,061)
Retained earnings, beginning of period	(2,150,215)	(1,368,510)	(1,579,786)	(1,232,518)

Retained earnings, end of period	$(2,489,637)	$(1,531,579)	$(2,489,637)	$(1,531,579)

Income per share: (Basic and diluted)	$(0.09)	$(0.06)	$(0.26)	$(0.11)

Wtd. average number of shares outstanding	3,949,311	2,715,890	3,526,935	2,758,626

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,045,706)	$1,219

CASH FLOWS FROM INVESTING ACTIVITIES
Plant and equipment purchases	(149,680)	(7,923)
Capitalization of software development costs	(144,070)	(62,057)

Net cash flows used by investing activities	(293,750)	(69,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	129,186	(73,238)
Issuance of stock for cash	2,888,712	119,979
Repayment of debt	(217,379)	(12,140)
Decrease in stock subscriptions receivable	863	—

Net cash flows provided by financing activities	2,801,382	34,601

NET INCREASE IN CASH	1,461,926	(34,160)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,923	36,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,464,849	$2,167

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

2.	Stock Options and Warrants

The Company issued 50,000 employee stock options during the quarter exercisable at $2.40 each, vesting ½ in the year 2005 and the remainder in 2006. The options expire five years from the vesting date. The options were issued at a price equal to the market value of the underlying stock on the date of grant. The Company applies APB # 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. As such, no compensation costs were recorded, for options issued to employees, as of the date of grant.

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

The Quarter Ended September 30, 2004 Compared with the Quarter Ended September 30, 2003

•	Total revenue increased 78% in the quarter ended September 30, 2004 to $169,359 from $95,252 in the quarter ended September 30, 2003.

•	Cost of Revenues increased 161% to $66,457.

•	Operating Expenses increased 97% to $444,912.

•	Net Loss increased 108% to $339,422 ($.09/share.)

The Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

•	Total revenue increased 91% in the nine months ended September 30, 2004 to $433,983 from $226,851 in the nine months ended September 30, 2003.

•	Cost of Revenues increased 93% to $152,734.

•	Operating Expenses increased 178% to $1,188,425.

•	Net Loss increased 204% to $909,851 ($.26/share.)

During the three months ended September 30, 2004 we completed our initial build-out phase of expanding the Company’s operations that began in 2004 as we continued to aggressively develop, market, and sell our products. As a result of the completion of the build-out phase, there were no new employees hired during the quarter ended September 30 2004. However, during the nine months ended September 30, 2004, we aggressively expanded the Company’s operations with the proceeds of the public offering. During this period, we hired a total of twenty employees, including seven in administration, six in research and development, and seven in sales and marketing. This mode of operations contrasts sharply with the first three months and first nine months of 2003 when we were focused mostly on increasing our net income with limited resources while we prepared for the public offering. We have also contributed significantly to R&D during 2004 for the development of our next generation of products. Net increases in Operating Expenses, Cost of Revenues, and Net Loss are a direct result of our aggressive expansion in 2004.

Results of Operations

Revenues

Total revenues increased from $95,252 in the quarter ended September 30, 2003 to $169,359 in the quarter ended September 30, 2004, a 78% increase in total revenue. Total revenues increased from $226,851 in the nine months ended September 30, 2003 to $433,983 in the nine months ended September 30, 2004, a 91% increase in total revenue.

These increases in total revenue for both the three month period and the nine month period are due to continued success in the sale and implementation of our products and services, Medtopia Manager and Medtopia Expert. The Medtopia Manager revenue consists of one-time setup and training fees and monthly subscription fees, while the Medtopia Expert revenue consists of monthly percentage-based revenue that is earned from customer billing and collection activity. Total revenue for the quarter ended September 30, 2004 for Medtopia Manager was $91,341 and total revenue for the same quarter for Medtopia Expert was $78,018. Total revenue for the nine months ended September 30, 2004 for Medtopia Manager was $244,405 and total revenue for the same period for Medtopia Expert was $189,578. Revenue from each of these products and services has been growing consistently and can be attributed to the direct result of our expanded sales and marketing efforts. We expect this trend of revenue growth to continue for the foreseeable future.

Costs of Revenues

The Cost of Revenues for the three month period ended September 30, 2004 increased 161% from $25,428 in the quarter ended September 30, 2003 to $66,457 in the quarter ended September 30, 2004. This increase is mainly due to the deployment of new employees needed to handle the increased customer base for our products and services. These additional expenses contributed specifically to an increase in the Cost of Revenues Direct Salaries from $9,332 in the quarter ended September 30, 2003 compared to $25,439 in the quarter ended September 30, 2004, an increase of 173%.

The remainder of the increase is a result of an increase in depreciation expense related to our capitalized software. Depreciation expense increased from $12,653 in the quarter ended September 30, 2003 compared to $25,170 in the quarter ended September 30, 2004, an increase of 99%. The increase in depreciation expense is a result of the increased amount of capitalized costs associated with the development of our new line of products.

The Other Cost of Revenues during this period increased due to nominal increases in each of the expenses comprising this line item.

The Cost of Revenues for the nine month period ended September 30, 2004 increased 93% from $78,980 in the nine months ended September 30, 2003 to $152,734 in the nine months ended September 30, 2004 as a result of the hiring of new personnel and moderate pay raises to existing employees. These additional expenses contributed to an increase in the Cost of Revenues Direct Salaries from $27,065 in the nine months ended September 30, 2003 compared to $60,739 in the nine months ended September 30, 2004, an increase of 124%.

The Other Cost of Revenues during this period increased due to nominal increases in each of the expenses comprising this line item.

Operating Expenses

Our operating expenses increased significantly from $225,840 in the quarter ended September 30, 2003 to $444,912 in the quarter ended September 30, 2004, an increase of 97%. This increase in operating expenses resulted in a greater loss from operations of $342,010 in the quarter ended September 30, 2004 in comparison to $156,016 in the quarter ended September 30, 2003, an increase of 119%. The increase in operating expenses is a result of the new sales, marketing, programming, and administration staff that were hired in the first half of the year. These additional employees contributed to an increase in Operating Expenses Compensation from $170,130 in the quarter ended September 30, 2003 to $278,519 in the quarter ended September 30, 2004, an increase of 64%. The remainder of the increase in operating expenses is a result of increased selling, general, and administrative expense, which increased from $43,746 in the quarter ended September 30, 2003 to $156,433 in the quarter ended September 30, 2004, an increase of 258%. This increase in selling, general, and administrative expense is attributed primarily to the labor costs associated with our plan to aggressively increase sales. While total revenues increased 78%, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $339,422 in the quarter ended September 30, 2004 in comparison to $163,069 in the quarter ended September 30, 2003, an increase of 108%. We expect the net loss to continue in the near future. However, the net loss is also expected to decrease moderately from quarter to quarter as we have completed our initial build-out phase of hiring new administrative and programming employees. New employees in these areas and the associated administrative expenses are expected to increase incrementally in the future as we add additional customers and potentially enter into new markets or release new products.

Our operating expenses increased from $427,504 in the nine months ended September 30, 2003 to $1,188,425 in the nine months ended September 30, 2004, an increase of 178%. As a result of the increase in operating expenses, the loss from operations increased to $907,176 in the nine months ended September 30, 2004 from $279,633 in the nine months ended September 30, 2003, an increase of 224%. This increase in operating expenses results from the additional sales, marketing, programming, and administration staff that were hired and deployed in the first six months of the year. These additional employees contributed to an increase in Operating Expenses Compensation from $298,955 in the nine months ended September 30, 2003 to $685,350 in the nine months ended September 30, 2004, an increase of 129%. The remainder of the increase in operating expenses is a result of increased selling, general, and administrative expense, which increased from $102,163 in the nine months ended September 30, 2003 to $468,830 in the nine months ended September 30, 2004, an increase of 359%. The increase in selling, general, and administrative expenses was a direct result of the additional costs required to implement our growth plan. While total revenues increased 91% in this nine month period, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $909,851 in the nine months ended September 30, 2004 in comparison to $299,061 in the nine months ended September 30, 2003, an increase of 204%. This net loss is expected to decrease in the remainder of the year as revenue from expanded sales and marketing increases. The projected increase in revenue will be offset by our plan of only adding expenses incrementally to support the expected additional revenues or to expand into new markets.

Liquidity and Capital Resources

Our cash and cash equivalents increased by 50,015% from $2,923 at the beginning of the year to $1,464,849 at September 30, 2004 for a total cash increase of $1,461,926. This increase is a result of the $3,035,600 raised from the sale of stock during the public offering, which closed on June 30, 2004, less the cash used to fund our operating loss and capital improvements in the first nine months of the year.

As of September 30, 2004, the Company had working capital and stockholders’ equity surpluses of $1,414,025 and $1,850,899 respectively. Prior to 2004, we have relied upon loans from management, issuance of common stock to consultants, the sale of common stock in private placements, and limited cash flow from the sales of our products and services in order to fund our activities. To fund current and future activities, we raised $3,035,600 through a public offering of stock at $2.40 per share. The offering closed June 30, 2004. The proceeds of the offering are being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. In addition, portions of the proceeds have been used to retire almost all of the Company debt and purchase new equipment. $146,888 in costs of the initial public offering were incurred, and have been charged to the proceeds of the offering in the accompanying financial statements. The cash infusion during the first six months of the year from the public offering is expected to satisfy our cash and working capital requirements for the next several months.

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

Item 3. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

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

(b) Reports on Form 8-K.

A Form 8-K was filed on August 2, 2004 regarding the closing of initial stock offering and the start of trading. A Form 8-K was also filed on August 12, 2004 regarding the Company’s earning announcement for the second quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc.
(Registrant)

Date: November 9, 2004	By :	/s/ William D. Davis
William D. Davis
President & Chief Executive Officer, Director

	By:	/s/ William D. Eglin
William D. Eglin
Chief Financial Officer