Form 10KSB
period 2004-12-31
MD TECHNOLOGIES INC
filed 2005-03-30
CIK 1260465

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2006
Estimated average burden
hours per response . . . . 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $645,621 for the 12 months ended December 31, 2004.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on March 14, 2005 was $6,470,891.90, or 2.65 per share. As of March 14, 2005, registrant has 2,441,846 shares of common stock held by non-affiliates.

As of December 31, 2004, the registrant has 3,949,311 shares of common stock issued and outstanding.

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

Recognizing the need for assistance to adequately develop our applications and implement a realistic distribution plan, our founders incorporated MD Technologies Inc. on February 25, 2000, in the State of Delaware, in order to raise capital to exploit Medtopia at a time they felt that the industry was more accepting of Internet based applications. We remained in a strict research and development mode until January 2001, when we began a formal strategy of acquiring customers and revenue at a steady, consistent pace with the implementation of a sales force and marketing strategy.

As more customers began to use the Medtopia applications, we also began offering accounts receivable management services to complement the sales of the product and add new revenue to the company. We began offering these services to customers in 2002 and have grown our customer base and revenue for these services steadily. Since January of 2002, we have grown our entire customer base of all products and services from 21 customers to 168 customers as of December 2004.

Public Offering of Shares

On December 17, 2003, we qualified a public offering of 1,675,000 shares of common stock at a price of $2.40 per share in accordance with Regulation A (the “Offering”). On December 22, 2003, our registration statement for these shares on Form 10-SB became effective and the Offering was officially closed on June 30, 2004. We raised a total of $3,035,600 from the selling of shares of common stock in the Offering.

Company Vision

Since our inception, our management team has followed two underlying principles: (1) over time, nearly all software business applications will become Internet hosted and managed; and (2) an unwavering dedication to customer service and support will drive customers to us and earn their long-term loyalty. These two principles have guided all our actions since our inception.

Our early lead in the development of Internet-based applications has afforded us a distinct advantage over many competitors who have yet to embrace or adopt the Internet as a medium for their applications. Medtopia’s products and services maintain a price and serviceability advantage over such competitors since we build, host and manage the applications for the customer. For example, the products can be delivered to the customer instantaneously and upgraded continuously and imperceptibly. Modifications are applied immediately and typically with no interruption to the customer. The customer’s data is always backed up and stored off-site, keeping it safe from natural and unnatural disasters. Back-end processes, such as electronic claims processing and data backups, are performed in the background by trained Medtopia staff and are usually unnoticed by the customer. These benefits, and others, create a suite of products that are less intrusive to the customer, and easier to service and maintain by us.

[1]	Please note that the item numbers in the headings in Part I correspond to the relevant sections of Form 1-A that are prescribed for each section.

Internet hosted applications also create a price advantage over many of our competitors. Since our products are delivered and modified quickly and efficiently via the Internet, they are more cost-effective than many other companies’ products. Customer support is enhanced and made more cost effective since all customers use the same version of the applications. Our subscription fees include technical support. Some of our competitors’ monthly costs for technical support alone exceed the total Medtopia subscription fee.

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

We are also able to provide a greatly enhanced and value-added service to our accounts receivable management services since we are able to deliver automated and technological solutions to what is ordinarily a paper-driven, manual labor process. Through the use of our technology and automated processes, we are able to deliver a level of service that is faster, more efficient, more affordable, and all with a higher level of quality control than what can be delivered by many of our competitors. The value added by our web-based practice management system combined with our technical expertise in the revenue cycle management of the billing and collections process for physicians’ offices helps us to compete with other companies in ways that they cannot compete respectively with us.

Finally, we believe that the future of healthcare will be shaped with the introduction and permeation of new technology, such as with the implementation of Electronic Medical Records. We have devoted a significant portion of our research and development into this technology, which we believe will become an increasingly adopted tool used by healthcare providers to reduce costs and deliver a higher quality of care to their patients.

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

Cost of healthcare in the United States has been climbing. In 1960 total healthcare expenditures were $26 billion, or 5.1 percent of the gross domestic product (“GDP”). By 2000 total healthcare costs had climbed to $1.3 trillion and represented 15.9 percent of GDP. See, Health, United States, 2001, with Urban and Rural Health Chartbook, published by the U.S. Department of Health and Human Services through the Centers for Disease Control and Prevention. Healthcare costs continue to escalate. According to the United States Center for Medicare & Medicaid Services, formerly the Health Care Finance Administration (“HCFA”), healthcare expenditures in 2006 will exceed $1.6 trillion. Approximately 70 percent of healthcare transactions today are paper-based, resulting in administrative costs of up to 20 percent of each dollar spent. It was the need to reduce these costs that, at least in part, led to the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). In the United States, the yearly cost of processing and administering claims is about $90 billion. Some healthcare industry analysts believe the $90 billion in administrative costs could be reduced to $5 billion, or less, by moving from a paper-based system to digital systems. See, Healthcare Without Boundaries: Integration Technology for the New Healthcare Economy, February, 2003, Microsoft Corporation White Paper. McKinsey and Company, an international management consulting firm, reports that “[T]he U.S. health care industry is huge—with annual expenditures of more than a trillion dollars—but extremely fragmented: more than half of approximately 600,000 physicians engaged directly in patient care work in practices of eight physicians or fewer.”

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

Products and Services

Our products and services are designed to provide advanced technological solutions to healthcare providers in an attempt to assist them with their administrative and clinical processes. All products are developed internally without the assistance of outside programmers or consultants. The Medtopia suite of products and services consists of Medtopia Manager, Medtopia EMR, Medtopia DMS, Medtopia Mobile, MyMedtopia, and Medtopia Expert. These products and services are designed such that they can be packaged and sold independently of one another. However, they are more specifically designed to complement each other in functionality. Customers can employ the entire suite of products and services into a single solution and maximize their efficiency and productivity.

To date, we have generated the majority of our revenues from the delivery of our first two flagship products and services, Medtopia Manager and Medtopia Expert. The following table summarizes our revenues by application from inception until December 31, 2004.

Application/Service	Current Number of customers	Percent of total revenues
Medtopia Manager	135	64%
MyMedtopia	1	7%
Medtopia EMR	0	0%
Medtopia DMS	0	0%
Medtopia Mobile	0	0%
Medtopia Expert	33	28%

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

Medtopia Manager Pricing

Medtopia Manager is offered to customers as a monthly subscription of $350/month per physician (or provider). Additionally, there is a one-time setup cost of $500 per provider and a $1,200 training fee per site. The Company also offers data conversions for customers with prices ranging between $1,500 to $8,000, depending on the data format, volume of data, and type of conversion (i.e. patient demographic, open-item, or full-detail.) The data-conversion fee is typically negotiated with the customer at the time of the sale and varies on the circumstances. The setup, training, and subscription fees can vary depending upon the number of physicians in the group, the number of physical sites, and the number of users.

Medtopia Mobile

Medtopia Mobile is a handheld application running on Microsoft® Pocket PC’s and Microsoft Tablet PC’s that allows the physician to perform various functions while in the exam room with the patient, or while away from the office, such as when making hospital rounds. The application synchronizes with the Medtopia Manager practice management application over the Internet and gives the physician access to medical information on his patients, such as procedure and diagnosis history, drug allergies, medications, insurance information, and medical alerts. The physician also has the ability to document a new encounter with the patient and capture all the necessary billing information to synchronize directly into the practice management application. Additionally, the application allows the physician to capture handwritten and audio notes and store them as part of the patient’s permanent medical record. All information captured by the physician on the device can be synchronized immediately, or in a batch, to the Medtopia servers via the Internet.

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

MyMedtopia

MyMedtopia is a web-based application designed for patients to allow them to track and manage their healthcare information online. Patients can sign up to use MyMedtopia on their own, or their physician can issue an account for them. The application benefits both physicians and their patients by allowing them to share vital healthcare information while encouraging the patient to take a more proactive role in his or her own healthcare. The application enables patients to track information such as family histories, medical conditions, prescriptions and medications, emergency medical information, medical expenses, diet and nutrition, exercise and fitness, and upcoming appointments.

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

MyMedtopia Pricing

There is no set pricing for MyMedtopia at this time. We are exploring how best to utilize the functionality of this product in such a way as to eventually create a recurring revenue stream for us. The MyMedtopia application is currently being used by Emory Healthcare as part of the benefits offered to its patients and users of its online healthcare services.

Medtopia Expert

In 2002, we began providing our Medtopia Expert billing and accounts receivable management services to a limited number of customers. As of December 31, 2004, we provided these services to 33 customers. These services typically include the review and data-entry of our customers’ patient encounter information into Medtopia Manager. The accuracy of the billing information is verified using features built into Medtopia that have been especially designed for this purpose. This information is used to process claims with various insurance carriers by sending it electronically through Medtopia and third party clearinghouses. Once entered into Medtopia, our customers can track and review their accounts receivables online as well as run real-time reports and perform their own analysis of the data using only a web-browser. We manage our customers’ receivables all the way through the adjudication process until payment. Upon receiving payment confirmation, denial, or request for additional information, we post the payment to the system, provide any additional information requested, and make any adjustments if necessary. The fact that we host the customers’ information and that they are intimately familiar with our application allows us to provide a higher level of service and achieve economies of scale not available to competing billing companies. This gives us an advantage over competitors who do not possess the technology to deliver this level of service.

Medtopia Expert Pricing

Our Medtopia Expert billing and accounts receivable management services are invoiced to customers as a percentage of actual collections. Our fees are negotiated with each of our customers depending on the level of activity expected and volume and amount of charges. Some customers prefer that our staff perform all data input functions and they provide us with hard copies of their patient encounter information. Others perform the data input themselves. Our fees range on average from 3% to 6% of collections. In most cases we can demonstrate that our fees are less than what our customers would pay for employees to perform similar services in-house. We view this component of our business model as a major growth opportunity for the Company.

Medtopia DMS

The Medtopia DMS application is a new product developed in 2004 and is currently in beta testing. It is a document management system that allows healthcare providers to image, index, archive, search, and retrieve electronic documents throughout their enterprise. The application was designed to work completely over the Internet so that users can have access to their electronic documents from any location at any time wherever Internet access is available. The application was also designed to integrate completely with the entire Medtopia suite of products and services so that potential customers can receive a completely integrated and comprehensive solution for their administrative and clinical needs. The Medtopia DMS was developed to work as a hosted solution for customers who do not wish to purchase or maintain their own server equipment, however the product can also be sold as a standalone system for larger customers who prefer to store their data on their own premises. The application is flexible and can accommodate nearly any kind of electronic document, such as images, word processing documents, and audio files.

Medtopia DMS Pricing

Official pricing has not yet been established, however the product will be sold in two varieties. The first is as a full-service, hosted solution whereby customers are invoiced monthly for a subscription that includes all software, future updates, and service. In the hosted solution, all data is stored on our servers in our data center where it is maintained and backed up routinely. Additionally, the product can be sold as a standalone system where customers can purchase the system once and simply pay a monthly fee for service and support. In this configuration, the software runs completely on the customers’ servers on their own premises.

Medtopia EMR

The Medtopia EMR application is a new product developed in 2004 and is currently in beta testing. Medtopia EMR is our electronic medical records application that is designed to interface directly to all of our other products and provide clinical assistance to physicians and their staff. With Medtopia EMR, healthcare providers have the opportunity to reduce their dependence on hardcopy paper records, improve operational efficiencies, and reduce costs all at the same time. The application interfaces directly with the Medtopia Manager practice management application over the Internet and gives the physician access to clinical medical information on his or her patients, such as procedure and diagnosis history, drug allergies, medications, insurance information, past medical history, lab results, x-rays, and medical alerts. The physician also has the ability to document a new encounter with the patient and capture all the necessary billing information to synchronize directly into the practice management application. Additionally, the application allows the physician to capture handwritten and audio notes and store them as part of the patient’s permanent medical record. The application is an enhanced version of the Medtopia Mobile application and allows for additional functionality not found in Medtopia Mobile, such as detailed encounter documentation, evaluation and management coding tools, and advanced prescription writing tools.

The list of features available with Medtopia EMR includes: (i) an appointment calendar for managing office appointments, hospital rounds, surgeries, and meetings; (ii) super-bills and charge-capture; (iii) prescription writing; (iv) patient medical history; (v) encounter documentation; (vi) evaluation and management coding tools; (vii) advanced drug lookup database and utilities; (viii) document imaging and paper chart management; (ix) remote access via Internet and web-browser; (x) SOAP Notes; (xi) referral management tools; (xii) secured intranet messaging; and (xiii) contact management.

Medtopia EMR Pricing

Medtopia EMR is currently in beta testing and formal pricing of the product has not been established yet. Once in production, the product will be sold as both a hosted solution and standalone solution to healthcare providers. When purchased as a hosted solution, customers will receive all the software, upgrades, and service as part of their monthly subscription to the product. As a standalone solution, customers will have the opportunity to purchase the application upfront and pay a lower monthly fee for service and support.

Marketing

The Medtopia products and services are marketed to potential customers through multiple strategies, including telemarketing, direct mail campaigns, door-to-door canvassing, and industry trade shows. Through these and other methods, we focus on establishing the Medtopia brand name and continually strive to place ourselves in front of potential customers as often as possible. Not all potential customers are looking for our products or services at the time we reach them, but we hope to establish the brand name so that we are first in their mind when they begin to look for products and services similar to ours.

We currently focus our marketing efforts on reaching the smaller physicians practices where we feel that our products compete most aggressively against many of our competitors. We utilize our marketing efforts to reach out and identify potential customers and, once identified as a potential candidate with interest in our products, we turn them over to the sales department where a detailed and comprehensive discussion of features and price can be discussed.

We also rely heavily upon potential leads from existing customer referrals, which is a significant source of new sales for our products and services. We have demonstrated that our continued success in maintaining a satisfied customer base is one of the best sources of new leads and sales for the Company. Additionally, we receive leads from our Internet presence which drives potential customers to our website where they can request more information or a demonstration of our products.

Initial Target Market

Our company’s distribution strategy is to initially expand into large metropolitan areas with numerous physicians where the market research indicates a high potential for adoption of the Medtopia products.

To date, we have targeted our marketing efforts at physicians practicing in metropolitan areas in the states of Louisiana, Florida, Georgia, Mississippi, and Texas. Thereafter, we anticipate penetrating other states and regions where we feel that our products and services will have the best chances of establishing sales and market share. We will continue to identify other markets that present a good opportunity for our products, and we will compete aggressively in those markets as they are identified.

Our core market nationally consists of the 300,000+ physicians who practice alone or in groups of eight or less. The following methods are employed to enlist new customers:

(i) We market directly to individual physicians through the efforts of our inside and outside sales force. We utilize telemarketing and direct mail campaigns for generating new sales leads, which are then solicited by direct-sales representatives. This process usually involves multiple onsite presentations and culminates in a proposal to the customer.

(ii) We brand our products and establish name recognition by participating in trade shows, events and conferences that have the potential to generate interest in us on a local, regional, and national stage.

(iii) We attempt to solicit relationships with large institutional healthcare entities such as hospital companies, physician groups and academic institutions. Well-established relationships at this level can potentially lead to significant sales of our products and services.

(iv) We actively pursue strategic relationships with potential distributors and attempt to establish a national distribution network where our products can be sold as part of a value-added reseller program.

(v) We use a public relations firm to help generate positive news stories and public attention about the company where possible. This helps create public awareness of our company and products and helps generate sales in many cases.

Pricing/Level of Service

Medtopia Manager’s pricing is determined by the management’s analysis of the competition and the targeted customer’s willingness to pay, consistent with a fair profit to us. Specific fees were discussed in preceding sections and will not be repeated here. Varying discounts are offered to volume providers and potential customers depending on many factors.

The pricing of the Medtopia Manager application has remained consistent since 2002. Medtopia Manager costs less than many of its current competitors and is far less expensive than many of the competing high-end practice management applications. We also feel that Medtopia Expert pricing is competitive at its current price, however, we recognize that future pricing of that service may be potentially affected by other factors dictated by the market conditions at that time.

Advertising and Promotion

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

Insurance

We have secured Errors and Omissions, D&O, and Comprehensive General Liability insurance and will continue such coverage if available at a reasonable cost.

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

Research and Development

Our products are all continually modified and improved in order to remain current and up to date with the latest technology. Since our business model is largely based upon subscription revenue rather than revenue from the sales of version upgrades, our products are constantly updated with new features and improvements on a daily basis. There was a significant increase in research and software development expenses in 2004 compared to the previous two years as we instituted a major focus of new product development on our Medtopia Mobile, DMS, and EMR applications. The total amount capitalized as research and software development costs for 2004 was $190,209, as compared to research and software development costs of $47,198, $51,219, and $170,909 for years 2003, 2002, and 2001 respectively. The majority of initial development for these new products was performed in 2004 and these products, having been determined to be technically feasible, are now in beta testing where current development consists of modification to existing functionality and new feature development to those products for the next version release.

Medtopia Mobile, DMS, and EMR

Research and Software Development Costs

2001	$170,909
2002	$51,219
2003	$47,198
2004	$190,209

In 2004, we also began the development of a new product enhancement that we labeled Medtopia AI, which is based upon the implementation of artificial intelligence rules-engines into our products. Metopia AI is not a separate product, but rather an underlying technology that we have begun to build into all of our products in order to enhance the performance and to differentiate us from our competitors. We believe that this technology, while in a nascent phase of development, will evolve to become the core of our products and will help us maintain a technological edge over our competitors.

Product Strategy

Product Life Cycles

The life cycle for Medtopia Manager, Mobile, DMS, and EMR is potentially unlimited, as it provides the administrative and clinical tools that will always be needed in a physician’s practice. The products are always kept current as upgrades are provided weekly and delivered to customers seamlessly via the Internet. This delivery allows the product to evolve to the continuing needs of the customer. The responsiveness of the Medtopia product development team helps to ensure that the customer’s needs are continually satisfied, thereby helping us retain our customer base for the long-term.

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

Laws and regulations may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality and other issues, including: pricing, content, copyrights and patents, distribution, characteristics, and quality of products and services. We cannot predict whether these laws will be adopted or how they will affect our business. Any legislation or regulations of this nature could affect the way we conduct our business, particularly in our collection or use of personal information, and could harm our business. Further, activities on or using the Internet have come under increased scrutiny, including increased investigation in the healthcare arena by the Federal Trade Commission and heightened media attention. A number of proposals have been made at the federal, state and local levels that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could impair the growth of electronic commerce, and adversely affect our business.

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

Customer Terms

Our relationships with our customers are regulated by subscription contracts that we execute with each customer. These contracts contain our standard terms and conditions, the most important of which relate to the price charged for our services/products. Our primary source of revenue is derived from subscription fees paid by our customers on a monthly basis. Our contracts generally have a one (1) year term and renew on a month-to-month basis after the first year. We have the right to change the price for our services/products on the year anniversary of our contract. Should a customer terminate our relationship, we are obligated to provide them with the information we host for them in a format that allows them to migrate to another vendor. For the years ended December 31, 2004 and 2003, one customer accounted for a total of approximately 16% and 15% of total revenues, respectively and another customer accounted for a total of approximately 10% and 6%, respectively.

There are two types of vendors important to our business. (1) Internet service providers who provide us with our connections to the Internet. We currently use three separate vendors in order to reduce our dependency upon any single vendor for service. If we were to lose one or more of these relationships, we feel that there are several other alternate providers that could provide our Internet connectivity with little or no adverse effect to our business. (2) We rely upon the medical billing clearinghouse through which our customers bill insurance claims to third party payers. We currently use Envoy, which is owned by one of our competitors, WebMD. The WebMD Envoy agreement, dated February 17, 2004, entitled “WebMD ENVOY Agreement for Vendors,” allows us to utilize the clearinghouse services, including medical batch transaction services and related software and hardware, of WebMD ENVOY to submit our customers’ claims for services to various payors for those services, primarily private insurance companies. This agreement has a primary term of one (1) year and automatically renews for additional one-year terms unless terminated by either party 60 days prior to the expiration of the then current term. Pursuant to the agreement, we paid WebMD Envoy a service fee of $3,599.00 covering the first year period (2004). All similar service fees for subsequent years are waived in the agreement. Pursuant to the agreement, we pay no fees or charges for submitting claims on behalf of our customers through the WebMD ENVOY clearinghouse to “Participating Payers”, who comprise the large majority of our transactions. Pursuant to the agreement, there is a fee ranging from $0.10 to $0.15 per claim submitted to “Non-Participating Payers.” Although there are other clearinghouses providing similar services, a disruption of our relationship with WebMD ENVOY could temporarily significantly adversely affect our ability to deliver our services. We are currently exploring the possibility of having redundant clearinghouse strategic relationships to mitigate this risk.

Competition

Our competitive position in the healthcare industry can best be described as occupying a niche as the low cost provider given the delivery mechanism (the Internet) and the level of personal and customized service offered. We are trying to serve small to mid-size physician offices with services and applications usually available only to larger practices, but not generally affordable by the smaller practices. The use of the Internet as our delivery and customer service mechanism allows us to provide our services and products very cost effectively.

Medtopia Manager enables its customers to enjoy the benefits of a fully featured practice management system even though the product competes at the same price level as MediSoft. Additionally, since Medtopia is deployed over the Internet and hosted and managed by our expert staff, we are able to create a more intimate relationship with our customers that better ensures product satisfaction and long-term loyalty.

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

While the Medtopia suite of product features enables the products to compete in some form in all six areas of the healthcare industry, the products are currently focused primarily on the physician market. In this segment of the market, there are three distinct categories of customers, namely:

1.	Physician practices with less than eight physicians (more than half of all physicians – over 300,000).

Physicians in this category are the Company’s primary target customers. Many of these practices have PC-based legacy systems that are old or inexpensive (under $5K.) The systems of these practices typically run on a local area network and are primarily limited to billing and collections or limited EMR functionality.

2.	Physician practices with between eight and twenty physicians.

Group practices of this size tend to run systems that are capable of running on a wide area network, have robust utilities, flexible reporting, and multiple modules of functionality to choose from. The costs of these systems can range between $30K to $60K for the initial purchase, and $3K to $8K per physician for installation. Updates to these applications and yearly maintenance agreements can exceed $10K. A few vendors in this category are companies like Medical Manager, MiSys, and GE Healthcare. The Medtopia products currently compete with these customers at the lower end of the market.

3.	Physician practices with more than twenty physicians.

Group practices of this size usually run complex interconnected modules and systems that provide enterprise-wide solutions. These applications are typically deployed on large computers like RISC 6000’s and operate on expensive and dedicated database servers. Organizations deploying these applications can spend hundreds of thousands of dollars or millions for these systems and may require a dedicated IT staff to maintain the hardware, applications, and their interfaces. A few companies in this category include IDX, GE Healthcare, McKesson, and Cerner.

The following is a list of software companies that occupy at least part of the market space in which Medtopia competes:

Cerner	Phillips Medical Systems
GE Healthcare	Allscripts
Siemens	QuadraMed
IDX	Meditech
NextGen	Well Logic
McKesson	WebMD
Epic	Athena Health
Misys	Medisoft

Of the many healthcare technology software companies in the industry, no single company dominates the market. However, the two companies with whom we compete most strongly in our markets should be recognized.

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

Medtopia Manager offers the benefits of having as many features as Medical Manager at a much lower price and with better serviceability. Medtopia Manager can also be deployed more easily since it doesn’t require a dedicated server, especially in multi-site environments where office personnel need instantaneous access to information from anywhere.

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

Employees

As of December 31, 2004, we employed 35 full time paid employees, consisting of nine in administration, eight in research and development, nine in sales and marketing, and nine in operations. Our relationship with our current employees fosters high productivity and commitment. None of our employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent contractors to perform various other services.

Management Discussion and Analysis of Financial Condition or Plan of Operation

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition or Plan of Operation are forward-looking statements. Actual results could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those discussed above in Item 6, Description of Business.

General

For an understanding of the significant factors that influenced our results during the past three fiscal years, you should read the following discussion in conjunction with our consolidated financial statements and related notes.

The Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

•	Total revenue increased 99% in 2004 to $645,621 from $323,897 in 2003.
•	Net gain of 99 new customers (114%) in 2004 to 186 from 87 in 2003.
•	Cost of Revenues increased 121% to $235,226
•	Operating Expenses increased 217% to $1,696,971
•	Net Loss increased 271% to $1,287,607 (.36/share)

In 2004, we implemented a strategy of competing for aggressive customer and revenue growth through our increased sales and marketing efforts. Through this strategy, we accomplished our goal of doubling our customer base and revenues. We also expanded our presence in other regional territories by establishing a new customer base in Georgia and Mississippi as well as other metropolitan areas in Louisiana.

We performed new research and development and expanded our product line to include two new products, Medtopia EMR and Medtopia DMS. We believe that these new products will help expand and diversify our reach into physicians’ offices as well as other healthcare facilities. These products are complimentary of our other existing products and fully integrate with them so that we can now offer a more comprehensive suite of products and services to customers.

In order to fund the expanded sales, marketing, and R&D efforts, we utilized the proceeds of the capital raised in our public offering that was concluded on June 30, 2004. We raised $3,035,600 through the sale of 1,264,833 shares in the public offering and continue to use these funds to support our net losses as we implement the strategies of aggressive sales and marketing and research and development that we pursued in 2004.

Results of Operations

Revenues

Total revenues increased from $323,897 in 2003 to $645,621 in 2004, a 99% increase in total revenue. This increase in total revenue is due to the continued success in the sale of the Medtopia Manager product in addition to an increase in Medtopia Expert revenue as more customers were added to that service throughout the year. The majority of the revenue from both products consisted of monthly subscription fees and month-to-month collections from the physicians’ accounts receivables.

Costs of Revenues

The Cost of Revenues for this period increased 121% from $106,393 in 2003 to $235,226 in 2004, most directly as a result of the hire of new personnel to support the growing customer base and demand for the Medtopia Expert services. The additional personnel contributed to an increase in the Cost of Revenues Direct Salaries from $36,247 in 2003 compared to $88,323 in 2004, an increase of 144%. An increase in Cost of Revenues Depreciation of 96%, from $48,607 in 2003 to $95,466 in 2004 also contributed to the overall increase. The increase in Depreciation is a result of the depreciation associated with the increase in software development costs from $47,198 in 2003 to $190,209 in 2004. Other Cost of

Revenues also increased 139%, from $21,539 in 2003 to $51,437 in 2004 primarily as a result of the increased mileage expense incurred from the sales and support of new customers in new territories.

Operating Expenses

Our operating expenses increased from $535,175 in 2003 to $1,696,971 in 2004, an increase of 217%. This increase in operating expenses resulted in a greater loss from operations of $1,286,576 in 2004 in comparison to $317,671 in 2003, an increase of 305%. This increase in operating expenses came from several sources, most notably from the increase in compensation expense of $1,012,411 in 2004 compared to $365,881 in 2003, an increase of 177%. The increase is the result of additional employees that were hired for administration, sales and marketing, product support, and research and development. Selling, general, and administrative expenses increased dramatically as well from $134,113 in 2003 to $648,774 in 2004, an increase of 384%. These additional expenses increased as a result of our increased emphasis on sales and marketing and public relations activities, in addition to increased legal and accounting fees.

While total revenues increased 99%, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $1,287,607 in 2004 in comparison to $347,268 in 2003, an increase of 271%. These losses were funded with the $3,035,600 in capital raised from our public offering that was concluded on June 30, 2004.

Liquidity and Capital Resources

On June 30, 2004, we closed our initial public offering, which raised $3,035,600 in equity financing. As a result of this financing, our cash and cash equivalents increased by 35,678% from $2,923 at the beginning of the year to $1,045,780 at December 31, 2004.

As of December 31, 2004, the company had working capital and stockholders’ equity surpluses of $1,019,394 and $1,473,143, respectively. Prior to our initial public offering, we relied upon loans from management, issuance of common stock to consultants, the sale of common stock in private placements, and limited cash flow from the sales of our products and services in order to fund our activities. In 2004, we relied on the proceeds from our initial public offering combined with the proceeds generated from the sale of our products to fund our operations. To fund operations for future activities, we will continue to use the proceeds of the public offering that was concluded in 2004 along with proceeds generated from the sales of our products and services in order to fund sales and marketing, operations, and research and development.

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

Revenue

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the Company. Title transfers FOB shipping point. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer, and any remaining obligations under the license agreement are insignificant in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

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

Costs of computer software developed for external uses and costs associated with technology under development are capitalized. Amortization is recorded for each of the Company’s products separately, using the greater of a) the amount calculated under the straight-line method over the remaining estimated economic life of each product, or b) the amount calculated using the ratio of current year revenue to projected total revenue for each product. Software cost amortization included in results of operations for 2004, 2003, 2002 and 2001 totaled $95,466, $48,607, $39,306 and $20,991, respectively. Capitalization of costs begins when conceptual and design activities have been completed, technological feasibility is assured, and when management has authorized and committed to fund a project. Costs capitalized include external and internal costs of labor, materials, and services. Costs associated with training and general and administrative activities are expensed as incurred. The Company does not develop nor capitalize software for internal purposes.

Software Cost Amortization

2001	$20,991
2002	$39,306
2003	$48,607
2004	$95,466

Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-149(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended December 31, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

Item 7. Description Of Property

We lease our principal operating location in the central business district of Baton Rouge, Louisiana where we maintain our corporate offices and data center. On May 18, 2004, a Louisiana Limited Liability Company, 620 Florida, L.L.C. (the “LLC”) purchased the building where the company maintains its corporate offices (the “Property”). The LLC is owned by Thomas Frazer, William C. Ellison, William Burnell, William D. Davis, Jose S. Canseco, all board members of the company, and Michael C. Canseco, the son of Jose S. Canseco. The LLC purchased the Property subject to all leases encumbering the Property, one of which is the lease between the Company and the previous owner of the Property, Hearin Properties, a Louisiana Partnership. The Company leases 3200 square feet of space from the LLC at a monthly rental of $4,579 inclusive of utilities, ad valorem property taxes and insurance, pursuant to the assumed lease. Additionally, the Company leases from the LLC, pursuant to a month-to-month verbal lease, an additional 2640 square feet of adjacent space for a monthly rental of $3,080 inclusive of utilities, ad valorem property taxes and insurance.

The space was built out per our specifications. The office consists of 5,840 square feet and includes a data center with dedicated air conditioning and redundant electrical systems to accommodate the needs of our servers and computer systems. One of the leases has a five-year term and provides for accelerating monthly rentals. The second lease is month-to-month with a fixed monthly rental. Annual rent was $39,554 in 2002. Rent in 2003 was $40,466, and rent in 2004 was $69,424. The building that houses our offices also contains the main technology offices of a major telephone provider from which we secure our primary Internet connection.

We own and maintain all of our servers and technology tools necessary to deliver our products to our customers. These include: multiple single and dual-processor servers, software development products and compilers, routers, firewalls, data switches, telephone system, modems, laptops, some of our workstations, printers, and some of our office furniture. A portion of our workstations are leased under two separate capital lease agreements expiring in various years through 2009. Our office copy and fax system was purchased in 2004 by entering into a promissory note at 6% that is secured by the assets and is payable in monthly principal and interest installments through June 2008.

Item 8. Directors, Executive Officers and Significant Employees

We are managed by our Board of Directors. As of December 31, 2004, the Board had seven members, including two outside directors. The members of the Board serve three year staggered terms. Our executive officers serve at the discretion of the Board of Directors. The following table sets forth information regarding the names and ages of and positions held by each of our executive officers and the members of the Board of Directors as of December 31, 2004.

Name	Age	Date Joined Board	Position
Jose S. Canseco	46	2/25/2000	Vice President of Policy and Planning, Chairman, Board of Directors
William D. Davis	36	2/25/2000	President & Chief Executive Officer, Director
William D. Eglin	31	Not a Board Member	Chief Financial Officer
William C. Ellison	44	2/25/2000	Secretary, General Counsel, Director
Kenneth E. Thorpe, Ph.D.	47	Not a Board Member	Chairman, Technical Advisory Board
Thomas L. Frazer	59	6/4/2002	Director
William J. Burnell	53	6/4/2002	Director
Terry Jones	41	6/4/2002	Vice President of Finance, Director
Joseph Palazzo	61	Not a Board Member	Executive Vice President, Sales & Marketing
Frank Fazio, MD	52	5/1/2004	Director

The following biographies describe the business experience of our executive officers and managers.

Jose S. Canseco, Vice President of Policy and Planning and Chairman of the Board of Directors

Mr. Canseco, age 46, one of the founders of the Company, is a 1981 graduate of Louisiana State University with a degree in accounting and a 1984 graduate of the Paul M. Hebert Law School at Louisiana State University. Mr. Canseco has over 18 years of experience in business and commercial practice, commercial litigation, governmental relations and in intellectual property law. Mr. Canseco is active in his community, taking a leadership role in a number of civic and business boards. Mr. Canseco is responsible for directing the Company’s business and strategic directions. From December 1997 to July 2001, Mr. Canseco was a General Partner with the Law Firm of Barton, Richardson, Canseco and Whitney, L.L.P. From January 2002 to Present, Mr. Canseco has been the General Counsel of United States Environmental Services, L.L.C., responsible for all corporate legal affairs of that entity.

From February 2000 to the present Mr. Canseco has served as a director. In addition, from August 2001 to March 2003, he was CEO of MD Technologies Inc. and from March 2003 to March 2005 he was Vice President of Policy and Planning of MD Technologies Inc. Mr. Canseco now serves as Vice President of Mergers and Acquisitions of MD Technologies Inc. His duties have included assisting Mr. Davis and the Company with strategic planning and direction.

William D. Davis, President and Chief Executive Officer, Director

Mr. Davis, age 36, one of the founders of the Company, is a graduate of Louisiana State University in Electrical Engineering. As a pioneer in designing Internet enabled applications, he has been the driving force in bringing to market the first fully functional Internet-based healthcare application in the mid 1990’s. He has over fifteen years professional experience in various industry markets such as healthcare, education, and law. Mr. Davis oversees the company’s operations, develops strategies for execution of the company’s business plan, and assists with advanced research and development of the company’s next generation products. Mr. Davis was President of LISTech, Inc., a software development company in Baton Rouge, La. from January 1993 to July 2003. He has been President of Davis Research Group, Inc., a Louisiana based company with 3 employees that provided outsourced software development to the healthcare industry from January 2002 to January 2004 From February 2000 to March 2003, Mr. Davis served as a director and was the Chief Technology Officer of MD Technologies Inc. and was responsible for overseeing the development and deployment of the Company’s products and services. From March 2003 to March 2005, Mr. Davis served as a director and President and CEO of MD Technologies Inc. Mr. Davis now serves as Chief Technology Officer and as Chairman of the Board of Directors of MD Technologies Inc.

William D. Eglin, Chief Financial Officer

Mr. Eglin, 31, is a graduate of Louisiana State University with a Bachelor of Science in Accounting. Mr. Eglin is a licensed Certified Public Accountant in the state of Louisiana and is a member of both the Louisiana Society of Certified Public Accountants and the American Institute of Certified Public Accountants. He is responsible for all facets of the company’s financial operations including accounting, internal and external financial reporting, budgeting, financial analysis, and regulatory compliance. Mr. Eglin has over ten years professional financial experience. Prior to joining MD Technologies in April 2004, Mr. Eglin was a part of the financial management team of PHNS, an IT outsourcing and health information management firm, from 2002 to April 2004. As part of this team, Mr. Eglin managed all financial aspects of a $15 million outsourcing contract with a not-for-profit hospital. Mr. Eglin has also served as division controller of Edgen Corporation, a national distributor of products and services to the energy industry, from 1998 to 2002. His experience also includes Big Four public accounting experience with KPMG, from 1994 to 1998, where he performed services for clients in various industries ranging from manufacturing and distribution to healthcare. Mr. Eglin is also involved in community service as he serves as Treasurer of Forum 35, a non-profit group of young leaders committed to improving his community. From April 2004 to Present, Mr. Eglin has served as Chief Financial Officer of MD Technologies Inc. Mr. Eglin now serves as President and CEO and as CFO of MD Technologies Inc.

Joseph Palazzo, Executive Vice President of Sales & Marketing

Mr. Palazzo, age 62, is the most recent addition to the team, having joined the Company in July of 2001. Mr. Palazzo has a unique blend of knowledge and experience that complement the team. After receiving a degree in physics and math from Loyola University in New Orleans, Mr. Palazzo began his professional career as a programmer for UNISYS Corporation in 1967 and then moved into sales. Beginning with Medical Industry experience while at UNISYS from 1967 to September 1984, Mr. Palazzo has over 17 years of experience in the sales and support of physician practice management products. In 1990, Mr. Palazzo started and owned one of the largest distributorships of Medical Manager, one of the leading products in the medical management software industry. Mr. Palazzo sold his distributorship to Medical Manager Corporation and came out of semi-retirement to join the team. Prior to starting his Medical Manager distributorship in 1990, Mr. Palazzo started and served as the CEO and President of Qualified Technology Inc., a computer hardware and networking company in Baton Rouge, La., where he sold hardware, software, and networking services to the medical community from 1986 to 1991. Mr. Palazzo sold his distributorship to Medical Manager Corporation in 1998 and continued to work for that company until November 1999. He then worked as an independent small business consultant until joining MD Technologies in July 2001 as the Executive Vice President of Sales and Marketing. Mr. Palazzo’s unique blend of knowledge and talents in software design and writing, hardware and network installation and support and service, and healthcare practice management sales and support, makes him well suited to help the Company evolve from a research and development mode to a sales and customer support mode.

Kenneth E. Thorpe, Ph.D., Chairman, Technical Advisory Board

Dr. Thorpe, age 47, is currently the Robert W. Woodruff Professor and Chair of the Department of Health Policy & Management, in the Rollins School of Public Health of Emory University, Atlanta, Georgia, and has served in such capacity since September 1999. Previously, from September 1995 to August 1999, he was a Vanselow Professor of Health Systems Management at Tulane University School of Public Health and Tropical Medicine. From 1995 to 1999, he was a Director, Institute for Health Services Research, Tulane University School of Public Health and Tropical Medicine. Dr. Thorpe received his Ph.D. from the Rand Graduate School, his M.A. from Duke University and his B.A. from the University of Michigan. He was previously Professor of Health Policy and Administration at the University of North Carolina at Chapel Hill from 1994 to 1995, Associate Professor and Director of the Program on Health Care Financing and Insurance at the Harvard University School of Public Health from 1988 to 1990, and Assistant Professor of Public Policy and Public Health at Columbia University from 1983 to 1986. Dr. Thorpe has also held visiting faculty positions at Pepperdine University (1981 to 1984) and Duke University (1991).

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

William C. Ellison, Secretary and General Counsel, Director

Mr. Ellison, age 44, was a 1986 graduate of the University of Mississippi School of Law, where he served as a member of the Moot Court Board from 1984-1986. Mr. Ellison has sixteen (16) years of legal experience in the areas of products liability, intellectual property, commercial litigation, insurance law and general tort litigation. He is also a contributing editor to the Products Liability Desk Reference, A Fifty State Compendium since 1993 and the Tort Litigation Desk Reference, A Fifty State Compendium since 1999. From January 1995 to Present, Mr. Ellison has been a General Partner with the Law Firm of Bordelon, Hamlin and Theriot, in New Orleans, La., specializing in products liability and general practice of law. From February 2000 to Present, Mr. Ellison has served as a director and Secretary and General Counsel of MD Technologies Inc.

Thomas L. Frazer, Director

Mr. Frazer, age 59, holds bachelor’s (1967) and master’s (1969) degrees in accounting from Louisiana State University. He is a partner in Frazer & Persac, A Professional Accounting Corporation, a CPA practice specializing in tax and financial services since 1980. He is a Certified Financial Planner and a member of AICPA and Louisiana Society of CPA’s. From September 2000 to Present, Mr. Frazer served as a Director of TilTech Aquaculture, LLC, an aquaculture firm, and is a former Director of numerous other companies, including Fifth Generations Systems, Inc. (January 1987 to October 1993), a software firm with $50,000,000+ in sales annually, where he was Chairman and the largest individual shareholder. He also served as a Vice President and Director of Helix BioMedix, Inc., a public biopharmaceutical company focusing on the discovery, synthesis and commercialization of novel, bioactive lytic peptides proprietarily termed Cytoporins, from October 1994 until September 1999, and served as Vice President – Treasurer, Chief Financial Officer and Director from October 1999 until June 2001. Mr. Frazer is active in numerous civic organizations. He is currently President of the City Club Foundation (January 2003 to Present), Treasurer and Chair of the Audit Committee of Pennington Biomedical Research Foundation (January 2003 to Present), Chairman of the Board of St. James Place, a continuing care retirement community (July 2003 to Present), and a Member of the Investment Committee, Baton Rouge Area Foundation (January 2002 to Present). Mr. Frazer is also active in other business endeavors such as real estate and the organization of several local companies. He has served as a director since June 2002.

William J. Burnell, Director

Mr. Burnell, age 53, has worked primarily in financial services, small business lending, and the banking industry, technology and economic development. He is currently President and Executive Director of Business Resource Capital Specialty Business and Industrial Development Corp. (BRC), and has served in such capacity since March 1999. From March 2000 to Present, Mr. Burnell has served as the Executive Director and President of the New Orleans Regional Loan Corp., a non-profit corporation formed in 1978 to assist local governments in promoting business expansion and development in southeastern Louisiana. Mr. Burnell is responsible for the management as well as the budget and financial decisions and direction for both companies. He also deals with local, state and federal business economic programs in providing financing programs and technical assistance to small and emerging businesses in southeastern Louisiana. From October 1988 to November 1999, Mr. Burnell was employed with Oracle Corporation as a practice manager in the financial services sector, where he provided information technology consulting to financial institutions in the Southeast. He was employed from September 1976 to June 1998 with First Commerce Corporation, a $10 billion bank holding company located in New Orleans, Louisiana, as a Senior Vice-President and Team Leader for the Credit Review and Audit Division, where he had overall responsibility for maintaining and reporting on the company’s assets. Mr. Burnell has served as a director since June 2002.

Terry Jones, Vice President of Finance, Director

Mr. Jones, age 41, graduated from Louisiana State University with a B.S. in Finance. From November 2000 to Present, he has been President of SBL Capital Corporation, a Louisiana Certified Capital Company (“CAPCO”). SBL has investments in various industries, including wireless technology and software technology. From January 1998 to Present, Mr. Jones has been President of Dean Capital, L.L.C., which provides financial consulting services to businesses. Prior to Dean Capital, Mr. Jones was a Regional Vice President with the Business Loan Center (“BLC”), a New York based publicly traded non-bank lender (January 1998 to December 1998). He joined BLC after leaving Source Capital where he served as a Vice President and Director of Underwriting and managed venture capital deals and conducted corporate finance work including debt/equity placements (January 1995 to December 1997). Mr. Jones has been recognized for his professional and civic achievements and was a founder of the Iberville Business Incubator. He is also a Board Member and investor for several companies other than MD Technologies Inc., including SBL Capital Corporation (October 2000 to Present), Dean Capital, L.L.C. (January 1998 to Present), Medi-Clean, LLC (December 2001 to Present), and Affiliated Pasta Restaurant Group (May 2002 to Present). Mr. Jones has been a director since June 2002 and Vice President of Finance from September 2003 to Present.

Frank Fazio, MD, FACS, Director

Dr. Fazio, age 52, has been in the private practice of ear, nose, and throat medicine and surgery in Baton Rouge, Louisiana since 1981 and plans to practice medicine for several more years. Dr. Fazio graduated from L.S.U. Medical School in 1976 and he completed General Surgery, research and E.N.T training at Charity Hospital and the Kresgie Hearing Lab of the South, both located in New Orleans. Always interested in innovative ideas to promote better patient care, he became active during the startup of Medtopia in an effort to offer a reliable, reasonably priced and adaptive way to handle practice information and financial data.

Item 9. Remuneration of Directors and Officers

The Company has entered into 5-year employment agreements with William D. Davis and Jose S. Canseco. The annual salary set forth in these contracts is $102,000 and $97,000, respectively. We also entered into an employment agreement with Terry Jones on September 24, 2003 to hire Mr. Jones as Vice President of Finance. Mr. Jones’ contract is not subject to a term and his annual salary is $95,000. Each of these employment agreements sets forth the base salary for the first year only, and provides that the annual base salary shall be reviewed before January 1 of each year by the Board of Directors to determine if such salary should be increased for the following year. Each of these agreements further provides that the salary shall be increased yearly by at least the amount of the increase in the Consumer Price Index for All Urban Consumers for the past year. The following table sets forth certain information regarding compensation for fiscal year 2004.

Summary Compensation Table

Officer	Position	Cash	Options (5)
Jose S. Canseco (1)	Chairman, Board of Directors, Vice President of Policy and Planning	$54,000
William D. Davis (2)	President & Chief Executive Officer, Director	$102,300
William D. Eglin (3)	Chief Financial Officer	$47,492	50,000
William C. Ellison	Secretary, General Counsel, Director	0
Thomas L. Frazer	Director	0
William J. Burnell	Director	0
Frank Fazio, MD	Director	0
Terry Jones	Vice President of Finance, Director	$95,000
Joseph Palazzo (4)	Executive VP, Sales and Marketing	$131,821
Kenneth E. Thorpe, Ph.D.	Chairman, Technical Advisory Board	0

(1)	Mr. Canseco’s contracted annual salary is $97,000. Mr. Canseco did not begin working full time with the company until October 1, 2004.
(2)	Mr. Davis’ cash compensation also includes a $300 car allowance.
(3)	Mr. Eglin’s annual salary is $65,000. Mr. Eglin did not begin working full time with the company until April 21, 2004.
(4)	Mr. Palazzo was paid $35,000 in 2004 that was accrued for in 2003.
(5)	The Board of Directors granted the options listed as compensation to Mr. Eglin on August 11, 2004. The strike price of each option is $2.40. Half of the options (25,000) expire on April 12, 2010 and the remaining half (25,000) expire on April 12, 2011.

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

The plan is administered by the Board of Directors or can be administered by a committee appointed by the Board, which committee shall consist of not less than two directors. The Board of Directors, or the committee if there is one, at its discretion, can select the eligible employees and consultants to be granted awards and determine the number of shares to be applicable to such award. The shares subject to awards granted under the plan are shares of common stock that are authorized but un-issued. The aggregate number of shares which may be issued as awards or upon exercise of awards under the plan is 1,000,000 shares (250,000 shares after giving effect to the reverse stock split). There were 50,000 options issued under the plan in 2004. The shares that may be issued pursuant to the exercise of an option awarded by the plan will not be registered under the Securities Act of 1933.

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

Item 10: Security Ownership of Management and Certain Beneficial Holders

The following table sets forth, as of December 31, 2004, certain information with respect to the beneficial ownership of shares of common stock of MD Technologies by each person known to beneficially own five percent or more of the outstanding equity and each of the officers and directors.

Name	Number of Shares	Percent of Total Equity
William D. Eglin(1)	50,000	1.3%
William D. Davis(2)	882,466	22.3%
Ricardo Marcos, Jr.(3)	492,499	12.5%
Jose S. Canseco(4)	498,749	12.6%
William C. Ellison(5)	139,374	3.5%
Thomas L. Frazer(6)	60,411	1.5%
Frank Fazio, M.D.(7)	41,000	1.0%
Kenneth Thorpe, Ph.D.	131,250	3.3%
William J. Burnell(8)	79,161	2.0%
Terry Jones(9)	29,161	0.7%
Joseph Palazzo	37,498	0.9%
All officers and directors as a group(1)(2)(4)(5)(6)(7)(8)(9)	1,949,070	49.4%

(1)	Includes 50,000 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(2)	This amount includes 251,644 shares owned by Mr. Davis’s wife, Dawn Haase-Davis and 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(3)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(4)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 6,250 shares held in the name of the Emily McQuown Ellison Trust, and 6,250 shares held in the name of the Ara Alexandra Ellison Trust, of which two trusts Mr. Canseco serves as trustee.
(5)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 50,000 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.00.
(6)	Includes 50,000 shares held in the name of Frazer Technology, LLC, which is wholly owned by Tommy Frazer, 4,161 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 6,250 shares that may be acquired through the exercise of warrants to purchase our shares at an exercise price of $2.40.
(7)	Includes 16,000 shares held in the name of Clinic of ENT Head and Neck Pension for the benefit of Frank Fazio.
(8)	Includes 75,000 shares held in the name of BRC Specialty BIDCO, Inc., which is controlled by Mr. Burnell, and 4,161 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(9)	Includes 4,161 shares that may be acquired through the exercise of options to purchase our shares at a strike price of $2.40 held by Mr. Jones and 7,500 shares that may be acquired through the exercise of warrants to purchase our shares at a strike price of $2.00 held by SBL Capital, Inc., which is wholly owned by Mr. Jones and 17,500 shares that may be acquired through the exercise of options to purchase our shares at a strike price of $2.00 held by Dean Capital, Inc., which is wholly owned by Mr. Jones.

Options, Warrants and Rights

The following table sets forth, as of December 31, 2004, certain information with respect to the beneficial ownership of options for shares of common stock of MD Technologies by each person known to beneficially own five percent or more of the outstanding equity and each of the officers and directors.

Name of Holder	Title of Securities	No. of Options	Exercise Price		Expiration Date
William D. Eglin	Option to Purchase Common Stock	25,000 25,000	$ $	2.40 2.40	4/12/2010 4/12/2011
Jose S. Canseco	Option to Purchase Common Stock	14,374		$2.40	4/23/2008
William D. Davis	Option to Purchase Common Stock	14,374		$2.40	4/23/2008
William C. Ellison	Option to Purchase Common Stock	14,374 50,000	$ $	2.40 2.00	4/23/2008 Indefinite
Thomas L. Frazer	Option to Purchase Common Stock	4,161		$2.40	4/23/2008
	Warrant to Purchase Common Stock	6,250		$2.40	8/8/2008

Name of Holder	Title of Securities	No. of Options	Exercise Price	Expiration Date
William J. Burnell	Option to Purchase Common Stock	4,161	$2.40	4/23/2008
Terry Jones	Option to Purchase Common Stock	4,161	$2.40	4/23/2008
Dean Capital, L.L.C.(1)	Option to Purchase Common Stock	17,500	$2.00	12/12/2005
SBL Capital Group, Inc.(1)	Warrant to Purchase Common Stock	7,500	$2.00	Indefinite

(1)	Wholly owned by Terry Jones

Item 11. Interest of Management and others in Certain Transactions

On May 18, 2004, a Louisiana Limited Liability Company, 620 Florida, L.L.C. (the “LLC”) purchased the building where the company maintains its corporate offices (the “Property”). The LLC is owned by Thomas Frazer, William C. Ellison, William Burnell, William D. Davis, Jose S. Canseco, all board members of the company, and Michael C. Canseco, the son of Jose S. Canseco. The LLC purchased the Property subject to all leases encumbering the Property, one of which is the lease between the Company and the previous owner of the Property, Hearing Properties, a Louisiana Partnership. The Company leases 3200 square feet of space from the LLC at a monthly rental of $4,579 inclusive of utilities, ad valorem property taxes and insurance, pursuant to the assumed lease. Additionally, the Company leases from the LLC, pursuant to a month-to-month verbal lease, an additional 2640 square feet of adjacent space for a monthly rental of $3,080 inclusive of utilities, ad valorem property taxes and insurance.

Part II

Item 1. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the NASDAQ OTC Bulletin Board market under the symbol “MDTO.OB.” The stock was first listed on OTC Bulletin Board on July 21, 2004.

The following table provides the high and low prices of our common stock during 2004 and first quarter 2005 as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

Quarter	High Price	Low Price
3Q 2004	$3.00	$2.35
4Q 2004	$3.00	$0.65
1Q 2005	$2.75	$2.65

Holders

As of December 31, 2004, there were 53 registered holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

Item 2. Description of Exhibits

We have filed one additional exhibit. A list of exhibits is set forth below under Item 2 of Part III on page 26.

Item 3. Changes in and Disagreements with Accountants

None.

Item. 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during and with respect to the fiscal year ended December 31, 2004, we are aware that (i) William D. Eglin and Frank Fazio, MD filed their Form 3’s late; the Form 3’s reporting their initial ownership were due to be filed on April 22, 2004 and May 11, 2004, respectively, and were filed on July 27, 2004 and October 22, 2004, respectively; and (ii) William D. Eglin filed his Form 4 late; the Form 4 reporting a change in his beneficial ownership was due to be filed on August 13, 2004 and was filed on September 9, 2004. These were the only late reports for the respective individuals and the only transactions that were not reported on a timely basis.

Item 6. Other information

We did not file any reports on Form 8-K during the last quarter of 2004.

PART F/S

The financial statements are attached hereto on pages F-1 through F-14.

PART III

Item 1. Index to Exhibits

Exhibit Number	Description

2.1	Certificate of Incorporation*

2.2	Bylaws*

3.1	Form of stock certificate*

6.1	Employment Agreement of William D. Davis*

6.2	Employment Agreement of Jose S. Canseco*

6.3	Joint Development and License Agreement with Emory Healthcare*

6.4	Nonqualified Stock Option Plan*

6.5	Promissory Note to William C. Ellison**

6.6	Promissory Note to Jose S. Canseco*

6.7	Promissory Note to William D. Davis*

6.8	Promissory Note to Thomas L. Frazer*

6.9	Note Purchase Agreement with SBL Capital Corporation*

6.10	Employment Agreement of Terry Jones*

6.11	Lease Agreement with Hearin Properties*

6.12	Advertising Agreement with The Graham Group, Inc. and Graham Group Interactive, Inc.*

6.13	CPE Sale Contract with Eatel**

10.1	Envoy Provider Agreement as of February 17, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in connection with the Form 10-SB filed on December 12, 2003

**	Previously filed in connection with the Form 10-SB filed on December 16, 2003

Item 2. Description of Exhibits

See Item 1 above.

FINANCIAL STATEMENTS

MD Technologies Inc. Financial Statements December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MD Technologies Inc.

We have audited the accompanying balance sheet of MD Technologies Inc. as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MD Technologies Inc. as of December 31, 2004, and the results of its operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

February 20, 2005

/s/ COMISKEY & COMPANY

PROFESSIONAL CORPORATION

MD Technologies Inc.

BALANCE SHEET

December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$1,045,780
Accounts receivable	34,662
Prepaid expenses	22,196

Total current assets	1,102,638

Property and Equipment
Computer equipment and software	201,388
Assets under capital lease	44,109
Furniture and fixtures	25,820

271,317
Less: Accumulated depreciation	54,602

216,715
Capitalized software costs held for sale, net	284,711

Total assets	$1,604,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,286
Accrued expenses and interest	25,627
Current portion of note payable	6,425
Current portion of obligation under capital lease	9,351
Deferred revenue	14,555

Total current liabilities	83,244

Long Term Liabilities
Note payable, net of current portion	17,791
Obligation under capital lease, net of current portion	29,886

Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized no shares issued or outstanding	—
Common stock, $0.0004 par value; 30,000,000 shares authorized 4,905,561 shares issued and 3,949,311 shares outstanding	1,962
Additional paid-in capital	4,338,957
Treasury stock	(383)
Accumulated deficit	(2,867,393)

Total stockholders’ equity	1,473,143

Total liabilities and stockholders’ equity	$1,604,064

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2004 and 2003

	2004	2003
REVENUES
Sales and service revenue	$645,621	$323,897

Total revenues	645,621	323,897

COSTS OF REVENUES
Salaries direct	88,323	36,247
Depreciation	95,466	48,607
Other cost of revenue	51,437	21,539

Total cost of revenues	235,226	106,393
Gross profit	410,395	217,504

OPERATING EXPENSES
Compensation expense	1,012,411	365,881
Depreciation expense	35,786	35,181
Selling, general, and administrative expenses	648,774	134,113

	1,696,971	535,175

Loss from operations	(1,286,576)	(317,671)

OTHER INCOME (EXPENSE)
Interest income	10,564	—
Interest expense	(11,595)	(29,597)

Total other income (expense)	(1,031)	(29,597)

Loss before income taxes	(1,287,607)	(347,268)

NET LOSS	$(1,287,607)	$(347,268)

Loss per share: (Basic)	$(0.36)	$(0.11)

Weighted average number of shares outstanding - basic	3,622,317	3,248,461

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,287,607)	$(347,268)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of debt discount	—	4,100
Depreciation and amortization	131,252	83,788
Stock issued for services	—	84,995
Options issued for services	—	110,527
Net change in:
Accounts receivable	(10,646)	(15,563)
Prepaid expenses	(19,725)	1,858
Accounts payable	(139,930)	135,041
Accrued expenses and interest	(70,403)	33,727
Deferred revenue	10,555	(1,062)

Net cash flows from operating activities	(1,386,504)	90,143

CASH FLOWS FROM INVESTING ACTIVITIES
Plant and equipment purchases	(150,070)	(13,551)
Capitalization of software development costs	(190,209)	(47,198)

Net cash flows from investing activities	(340,279)	(60,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	129,186	(129,186)
Issuance of common stock for cash, net of offering costs	2,888,711	35,000
Repayment of debt	(72,202)	(13,612)
Repayment of obligation under capital lease	(4,872)	—
Loans from related party, net of repayments	(172,046)	45,000
Decrease in stock subscriptions receivable	863	—

Net cash flows from financing activities	2,769,640	(62,798)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,042,857	(33,404)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,923	36,327

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,045,780	$2,923

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004 and 2003

	Common Stock		Additional paid-in capital	Treasury stock	Accumulated deficit	Totals
	Number of shares	Amount
Balances as of December 31, 2002	2,624,480	$187	$1,220,252	$—	$(1,232,518)	$(12,079)
Stock issued for cash, $2.00 per share	17,500	7	34,993	—	—	35,000
Stock issued for services, $2.00 per share	42,498	17	84,979	—	—	84,996
Shares returned to treasury in Listech merger	—	—	—	(383)	—	(383)
Shares issued to Listech shareholders in merger	956,250	383	—	—	—	383
Options issued for compensation	—	—	101,465	—	—	101,465
Warrants as loan consideration	—	—	9,062	—		9,062
Net loss	—	—	—	—	(347,268)	(347,268)

Balances as of December 31, 2003	3,640,728	594	1,450,751	(383)	(1,579,786)	(128,824)
Stock issued for cash, $2.40 per share	1,264,833	505	3,035,095	—	—	3,035,600
To charge off deferred offering costs of public offering	—	—	(146,889)	—	—	(146,889)
Payment of stock subscription receivable	—	863	—	—	—	863
Net loss	—	—	—	—	(1,287,607)	(1,287,607)

Balances as of December 31, 2004	4,905,561	$1,962	$4,338,957	$(383)	$(2,867,393)	$1,473,143

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

1.	Summary of Significant Accounting Policies

Description of the Business

MD Technologies, Inc. (the Company) provides administrative and clinical products and services to the healthcare industry, including a patient accounting system, a document management system, an electronic medical record system, patient interactivity applications, and accounts receivable management services. The Company’s software tools and services allow physicians and their office staff to access data over the Internet, thereby reducing hardware equipment and maintenance costs for their customers.

MD Technologies, Inc. was incorporated in Delaware on February 25, 2000.

Accounting Method

The Company records revenues and expenses on the accrual method.

Revenue Recognition

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the Company. Title transfers FOB shipping point. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer, and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts. Revenue is reported net of discounts and allowances of $97,868 and $15,184 in 2004 and 2003, respectively.

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

Costs of computer software developed for external uses and costs associated with technology under development are capitalized. Amortization is recorded for each of the Company’s products separately, using the greater of a) the amount calculated under the straight-line method over the remaining estimated economic life of each product, or b) the amount calculated using the ratio of current year revenue to projected total revenue for each product. Software cost amortization included in results of operations for 2004 and 2003 totaled $95,466 and $48,607, respectively. Capitalization of costs begins when conceptual and design activities have been completed, technological feasibility is assured, and when management has authorized and committed to fund a project. Costs capitalized include external and internal costs of labor, materials, and services. Costs associated with training and general and administrative activities are expensed as incurred. The Company does not develop nor capitalize software for internal purposes.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

1.	Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

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

Advertising and Marketing

Advertising and marketing costs are generally charged to operations in the year incurred. Total advertising and marketing costs were $119,187 and $8,038 in 2004 and 2003, respectively.

Loss per Share

The Company applies the provisions of SFAS No. 128, “Earnings Per Share”, for the calculation of “Basic” and “Diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

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

Compensated Absences

Employees of the Company are entitled to compensated absences depending on job classification, length of service, and other factors. At December 31, 2004 and 2003, the minimal amounts remaining unused by employees could not be reasonably estimated and, accordingly, no provision is recorded.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

	2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(1,287,607)	$(1,304,327)	$(347,268)	$(367,206)

Basic loss per share	$(0.36)	$(0.36)	$(0.11)	$(0.11)

The average fair value of options granted during fiscal 2004 and 2003 was $1.07 and $1.45 (as restated), respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4% and 4%; expected life of 3 to 5 years; dividend yield percentage of 0%; and volatility of 45% and 100% for each of the two years ended December 31, 2004 and 2003, respectively.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for classifying and measuring as liabilities Certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

1.	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67.” This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment.” This Statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

2.	Commitments and Contingencies

Mitigation of a Going Concern Uncertainty

The Company, which was classified as a company in the development stage until 2001, has incurred significant and recurring operating losses since inception, including $1,287,607 in 2004 and $347,268 in 2003. In addition, at December 31, 2003, the Company had working capital and stockholders’ equity deficits of $336,677 and $128,824, respectively. However, in a transaction more fully described in Note 7, the Company raised approximately $3M in an initial public offering in 2004. At December 31, 2004, the Company had working capital and stockholders’ equity surpluses of $1,019,394 and $1,473,143, respectively. The cash on hand at December 31, 2004 along with the cash expected to be generated from operations is expected to be sufficient to satisfy future cash requirements for the next twelve months.

3.	Lease Commitments

The Company leases a portion of its principal operating location under a five-year operating lease agreement expiring in 2005. The agreement provides for accelerating monthly rentals and also requires the Company to pay certain incremental costs incurred by the lessor and shared costs of the property. The aggregate minimum annual rental payments due in 2005 are $22,895. The Company leases the remainder of its principal operating location for $3,080 per month under a month-to-month operating lease agreement that went into effect March 1, 2004. Office rent expense for each of the years ended December 31, 2004 and 2003 totaled $69,424 and $40,466, respectively.

The company leases its office workstations at its principal operating location under two separate capital lease agreements expiring in various years through 2009. The first agreement is a 36 month capital lease that went into effect June 9, 2004. The monthly lease payment is $408. The second agreement is a 60 month capital lease that went into effect August 27, 2004. The monthly lease payment is $673. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 2004.

Future minimum lease payments under capital leases as of December 31, 2004 for each of the next five years and in the aggregate are:

Year ended	Amount
2005	$12,972
2006	12,972
2007	9,708
2008	8,076
2009	4,038

Total minimum lease payments	47,766
Less: Amount representing interest	($8,529)

Present value of net minimum lease payments	$39,237

Interest rates on capitalized leases vary from 9.64% to 12.62% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate or return.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

4.	Statements of Cash Flows

Supplemental disclosures of cash information:

Cash paid during the year ended December 31:

	2004	2003
Interest	$23,120	$18,072

Income taxes	$—	$—

Noncash transactions:
Book cost of property and equipment acquired	$221,465	$14,318
Long-term debt obligations incurred for equipment acquired	(27,286)	(—)
Long-term capital lease obligations incurred for equipment acquired	(44,109)	(—)

Equipment acquired for cash	$150,070	$14,318

5.	Income Taxes

The Company has Federal net operating loss carryforwards totaling approximately $2,892,000 which expire between 2020 and 2024.

The components of the provision for income taxes are as follows:

	2004	2003
Current income taxes paid or payable	$—	$—
Increase in deferred tax assets	—	—

	$—	$—

Deferred income taxes are provided on temporary timing differences between financial statement and income tax reporting. The components of deferred income tax assets and liabilities are as follows:

	2004	2003
Deferred tax liabilities
Fixed assets	$12,000	$—

Total deferred tax liabilities	12,000	—

Deferred tax assets
Fixed assets	—	7,000
Non-benefited loss carryforwards	839,000	537,000

Total deferred tax assets	839,000	544,000
Net deferred tax asset	827,000	544,000
Less: valuation allowance	(827,000)	(544,000)

Net deferred tax asset	$—	$—

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

5.	Income Taxes (continued)

The valuation allowance increased by $283,000 and $279,000 for the years ended December 31, 2004 and 2003, respectively.

The effective tax rate differs from statutory rates applied to financial statement income and loss due primarily to the effects of the valuation allowance for deferred tax assets.

6.	Notes Payable

At December 31, 2004, the Company was obligated under the following promissory note:

	Current	Long-Term
6% installment note, secured by assets, payments of $642 per month, principal and interest payable through June 2008.	$6,425	$17,791

	$6,425	$17,791

Maturities on long-term debt as of December 31, 2004 are as follows:

Due by December 31	Amount
2005	$6,425
2006	$6,821
2007	$7,242
2008	$3,728

$24,216

7.	Stockholders’ Equity

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

Initial Public Offering of Equity Securities

During the year ended December 31, 2004, the Company issued 1,264,833.33 of its common shares in an initial public offering for gross proceeds of $3,035,600, or $2.40 per share. The offering was closed on June 30, 2004.

Stock Options and Warrants

The Company has issued common stock purchase options to its employees, directors, and consultants. All options issued prior to December 31, 2003 are exercisable immediately, and the terms and conditions of each option grant are specified by the board of directors. Of the options granted in 2004, one-half vest on April 12, 2005 and one-half vest on April 12, 2006, and the terms and conditions of each option grant are specified by the board of directors.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

7.	Stockholders’ Equity (continued)

Stock Options and Warrants (continued)

A summary of option activity is as follows:

	Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Options outstanding as of December 31, 2002	129,607	1.84	129,607	1.84
Options granted	83,726	2.40	83,726	2.40
Options expired	(22,500)	2.00	(22,500)	2.00
Options exercised	—	—	—	—

Options outstanding as of December 31, 2003	190,833	2.09	190,833	2.09
Options granted	50,000	2.40	—	—
Options expired	—	—	—	—
Options exercised	—	—	—	—

Options outstanding as of December 31, 2004	240,833	$2.15	190,833	$2.09

	Range of Price	Original Life	Weighted Average Remaining Life
Granted during 2001	$2.00	Indefinite	Indefinite
Granted during 2002	$1.32 to $2.00	36 months to indefinite	36 months to indefinite
Granted during 2003	$2.40	60 months	40 months
Granted during 2004	$2.40	60 months	60 months

All options granted prior to December 31, 2003 are vested at December 31, 2004. Of the options granted in 2004, one-half vest on April 12, 2005 and one-half vest on April 12, 2006.

The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. As such, no compensation costs were recorded, for options issued to employees, as of the date of grant.

MD Technologies Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

7.	Stockholders’ Equity (continued)

Stockholders’ Equity and Comprehensive Income

The Financial Accounting Standards Board released SFAS No. 130 – Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2004, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

8.	Major Customers

For the years ended December 31, 2004 and 2003, one customer accounted for a total of approximately 16% and 15% of total revenues, respectively and another customer accounted for a total of approximately 10% and 6% respectively.

9.	Related Party Transactions

The Company lease its principal operating location under two separate leases with 620 Florida LLC. 620 Florida LLC is owned and controlled by members of the Company’s board of directors. These members of the board of directors are: Jose Canseco, William Davis, Thomas Frazer, William Ellison, and William Burnell.

10.	Reclassification of Prior Year Amounts

Certain items on the statement of operations have been reclassified to conform to current year classification. This reclassification has no effect on previously reported income.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc. (Registrant)

Date: March 29, 2005	By:	/s/ William D. Eglin
William D. Eglin President & Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William D. Eglin William D. Eglin President & Chief Executive Officer, Chief Financial Officer	3/29/05 Date

/s/ William D. Davis William D. Davis Chairman, Board of Directors	3/29/05 Date

/s/ Jose S. Canseco Jose S. Canseco Director	3/29/05 Date

/s/ William C. Ellison William C. Ellison Director	3/29/05 Date

/s/ William J. Burnell William J. Burnell Director	3/29/05 Date

/s/ Thomas L. Frazer Thomas L. Frazer Director	3/29/05 Date

/s/ Terry Jones Terry Jones Director	3/29/05 Date

/s/ Frank Fazio, MD Frank Fazio, MD Director	3/29/05 Date