Form 10QSB
period 2005-03-31
MD TECHNOLOGIES INC
filed 2005-05-12
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 3,949,313 shares outstanding as of April 19, 2005.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

MD TECHNOLOGIES INC.

INDEX TO FORM 10-QSB

March 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MD Technologies Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2005	Dec. 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$684,357	$1,045,780
Accounts receivable	55,782	34,662
Prepaid expenses	2,447	22,196

Total current assets	742,586	1,102,638

Property and Equipment
Computer equipment and software	222,296	201,388
Assets under capital lease	44,109	44,109
Furniture and fixtures	30,370	25,820

	296,775	271,317
Less: Accumulated depreciation	80,157	54,602

	216,618	216,715
Other Assets
Deferred bond offering costs	25,317	—
Capitalized software costs held for sale, net	284,708	284,711

Total assets	$1,269,229	$1,604,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,442	$27,286
Accrued expenses and interest	92,763	25,627
Current portion of note payable	6,522	6,425
Current portion of obligation under capital lease	9,606	9,351
Deferred revenue	13,515	14,555

Total current liabilities	139,848	83,244

Long Term Liabilities
Note payable, net of current portion	16,125	17,791
Obligation under capital lease, net of current portion	27,387	29,886

Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized, 4,905,561 shares issued and 3,949,311 shares outstanding	1,962	1,962
Additional paid-in capital	4,338,957	4,338,957
Treasury stock	(383)	(383)
Retained earnings	(3,254,667)	(2,867,393)

Total stockholders’ equity	1,085,869	1,473,143

Total liabilities and stockholders’ equity	$1,269,229	$1,604,064

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2005	2004
REVENUES
Sales and service revenue	205,629	120,444

Total revenues	205,629	120,444

COSTS OF REVENUES
Salaries direct	33,123	14,444
Depreciation	31,203	13,410
Other cost of revenue	6,880	8,724

Total cost of revenues	71,206	36,579

Gross profit (loss)	134,423	83,865

OPERATING EXPENSES
Compensation	333,699	149,547
Depreciation	25,555	11,542
Selling, general and administrative expenses	163,138	143,698

Total operating expenses	522,392	304,787

Income from operations	(387,969)	(220,922)

OTHER INCOME (EXPENSE)
Interest income	2,050	402
Interest expense	(1,355)	(7,744)

NET LOSS	(387,274)	(228,264)

Retained earnings, beginning of period	(2,867,393)	(1,579,786)

Retained earnings, end of period	(3,254,667)	$(1,808,050)

Income per share: (Basic and diluted)	$(0.10)	$(0.06)

Wtd. average number of shares outstanding	3,949,311	3,604,563

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$(275,634)	$(336,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Plant and equipment purchases	(25,458)	(64,554)
Capitalization of software development costs	(31,200)	(30,982)

Net cash flows used by investing activities	(56,658)	(95,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(25,318)	(17,599)
Issuance of stock for cash	—	3,011,600
Repayment of debt	(3,813)	(72,549)
Repayment of related party debt	—	(172,046)

Net cash flows provided (used) by financing activities	(29,131)	2,749,406

NET INCREASE (DECREASE) IN CASH	(361,423)	2,317,029

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,045,780	2,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$684,357	$2,319,952

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

1.	Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by MD Technologies Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004.

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

General

For an understanding of the significant factors that influenced our results during the past three fiscal years, you should read the following discussion in conjunction with our consolidated financial statements and related notes. In addition, you should read the following discussion in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Quarter Ended March 31, 2005 Compared with the Quarter Ended March 31, 2004

•	Total revenue increased 71% in the quarter ended March 31, 2005 to $205,629 from $120,444 in the quarter ended March 31, 2004.

•	Cost of Revenues increased 95% to $71,206.

•	Operating Expenses increased 71% to $522,392.

•	Net Loss increased 70% to $387,274 ($.10/share.)

During the three months ended March 31, 2005 we continued to implement our strategy of acquiring aggressive customer and revenue growth through the implementation of our sales and marketing strategies. Our operating expenses for these three months were significantly higher than the quarter for the three months ending March 31, 2004. The increase in operating expenses is the result of the initial build out phase of expanding the Company’s operations with the funds received from the public offering in 2004. We did not begin building our infrastructure until the end of the quarter ending March 31, 2004 and therefore did not incur as many expenses as we incurred during the quarter ending March 31, 2005 when we were fully staffed. While our total revenues increased significantly during this period, the increase in operating expenses contributed most to the increase in our Net Loss.

Results of Operations

Revenues

Total revenues increased from $120,444 in the quarter ended March 31, 2004 to $205,629 in the quarter ended March 31, 2005, a 71% increase in total revenue. The increases in total revenue are the result of our continued success in the sale and implementation of our products and services, Medtopia Manager and Medtopia Expert. The Medtopia

Manager revenue consists of one-time setup and training fees and monthly subscription fees, while the Medtopia Expert revenue consists of monthly percentage-based revenue that is earned from customer billing and collection activity. Total revenue for the quarter ended March 31, 2005 for Medtopia Manager was $129,092 and total revenue for the same quarter for Medtopia Expert was $76,537. Revenue from each of these products and services has been growing consistently and can be attributed to the direct result of our expanded sales and marketing efforts. We expect this trend of strong revenue growth to continue for the foreseeable future.

Costs of Revenues

The Cost of Revenues for the three-month period ended March 31, 2004 increased 95% from $36,579 in the quarter ended March 31, 2004 to $71,206 in the quarter ended March 31, 2005. This increase is mainly due to the hiring of new employees needed to handle the increased customer base for our products and services. These additional expenses contributed specifically to an increase in the Cost of Revenues Direct Salaries from $14,444 in the quarter ended March 31, 2004 compared to $33,123 in the quarter ended March 31, 2005, an increase of 129%.

The remainder of the increase is a result of an increase in depreciation expense related to our capitalized software. Depreciation expense increased from $13,410 in the quarter ended March 31, 2004 compared to $31,203 in the quarter ended March 31, 2005, an increase of 133%. The increase in depreciation expense is a result of the increased amount of capitalized costs associated with the development of our new line of products.

Operating Expenses

Our operating expenses increased significantly from $304,787 in the quarter ended March 31, 2004 to $522,392 in the quarter ended March 31, 2005, an increase of 71%. This increase in operating expenses resulted in a greater loss from operations of $387,969 in the quarter ended March 31, 2005 in comparison to $220,922 in the quarter ended March 31, 2004, an increase of 76%. The increase in operating expenses is a result of the new sales, marketing, programming, and administration personnel that were hired during and after the quarter ending March 31, 2004. These additional employees contributed to an increase in Operating Expenses Compensation from $149,547 in the quarter ended March 31, 2004 to $333,699 in the quarter ended March 31, 2005, an increase of 123%. The remainder of the increase in operating expenses is a result of increased selling, general, and administrative expense, which increased slightly from $143,698 in the quarter ended March 31, 2004 to $163,138 in the quarter ended March 31, 2005, an increase of 14%.

While total revenues increased 71%, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $387,274 in the quarter ended March 31, 2005 in comparison to $228,264 in the quarter ended March 31, 2004, an increase of 70%. We expect the net loss to continue in the near future. However, the net loss is also expected to decrease moderately from quarter to quarter as we have completed our initial build-out phase of hiring new administrative and programming employees. New employees in these areas and the associated administrative expenses are expected to increase only incrementally in the future as we add additional customers and potentially enter into new markets or release new products.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by 35% from $1,045,780 at the beginning of the year to $684,357 at March 31, 2005 for a total cash decrease of $361,423. The decrease in cash is a result of the cash used to fund our operating loss and capital improvements in the first three months of the year.

As of March 31, 2005, the Company had working capital and stockholders’ equity surpluses of $602,738 and $1,085,969 respectively. The $684,357 of cash on hand is being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. In addition, portions of the proceeds have and will be used to fund capital expenditures. The cash on hand is expected to satisfy our cash and working capital requirements for the next several months. During the quarter, the Company reached an agreement with two of its officers to defer cash payment of a portion of their salaries to a future date to be determined by management. In addition, the Company has reached an agreement to compensate another officer in common shares, issuable at the end of the fiscal year. Accrued but unpaid salaries have been recorded currently in accrued expenses. The Company is currently evaluating the sale of additional securities to raise working capital and for acquisition purposes.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer / Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer / Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K.

A Form 8-K was filed on February 15, 2005 regarding the Company’s press release announcing the use of Artificial Intelligence in its Medical Management Software. A Form 8-K was also filed on March 29, 2005 regarding the shifting of job responsibilities between the Company’s principal officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc.
(Registrant)

Date: May 10, 2005	By :	/s/ William D. Eglin
William D. Eglin
President & Chief Executive Officer

	By:	/s/ William D. Eglin
William D. Eglin
Chief Financial Officer