Form 10KSB/A
period 2004-12-31
MD TECHNOLOGIES INC
filed 2005-06-28
CIK 1260465

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2006
Estimated average burden
hours per response . . . . 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended December 31, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control procedures over financial reporting that have occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PART F/S

The financial statements are attached hereto on pages F-1 through F-14.

PART III

Item 1. Index to Exhibits

Exhibit Number	Description

2.1	Certificate of Incorporation*

2.2	Bylaws*

3.1	Form of stock certificate*

6.1	Employment Agreement of William D. Davis*

6.2	Employment Agreement of Jose S. Canseco*

6.3	Joint Development and License Agreement with Emory Healthcare*

6.4	Nonqualified Stock Option Plan*

6.5	Promissory Note to William C. Ellison**

6.6	Promissory Note to Jose S. Canseco*

6.7	Promissory Note to William D. Davis*

6.8	Promissory Note to Thomas L. Frazer*

6.9	Note Purchase Agreement with SBL Capital Corporation*

6.10	Employment Agreement of Terry Jones*

6.11	Lease Agreement with Hearin Properties*

6.12	Advertising Agreement with The Graham Group, Inc. and Graham Group Interactive, Inc.*

6.13	CPE Sale Contract with Eatel**

10.1	Envoy Provider Agreement as of February 17, 2004***

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Previously filed in connection with the Form 10-SB filed on December 12, 2003

**	Previously filed in connection with the Form 10-SB filed on December 16, 2003

***	Previously filed in connection with the Form 10-KSB filed on March 30, 2005

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

MD Technologies Inc. (Registrant)

Date: June 27, 2005	By:	/s/ William D. Eglin
William D. Eglin President & Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William D. Eglin William D. Eglin President & Chief Executive Officer, Chief Financial Officer and Controller	6/27/05 Date

/s/ William D. Davis William D. Davis Chairman, Board of Directors	6/27/05 Date

/s/ Jose S. Canseco Jose S. Canseco Director	6/27/05 Date

/s/ William C. Ellison William C. Ellison Director	6/27/05 Date

/s/ William J. Burnell William J. Burnell Director	6/27/05 Date

/s/ Thomas L. Frazer Thomas L. Frazer Director	6/27/05 Date

/s/ Terry Jones Terry Jones Director	6/27/05 Date

/s/ Frank Fazio, MD Frank Fazio, MD Director	6/27/05 Date