Form 10QSB
period 2005-06-30
MD TECHNOLOGIES INC
filed 2005-08-12
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 3,949,313 shares outstanding as of August 3, 2005.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

MD TECHNOLOGIES INC.

INDEX TO FORM 10-QSB

June 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MD Technologies Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2005	Dec. 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$419,571	$1,045,780
Accounts receivable	56,167	34,662
Prepaid expenses	8,693	22,196

Total current assets	484,431	1,102,638

Property and Equipment
Computer equipment and software	222,396	201,388
Assets under capital lease	44,109	44,109
Furniture and fixtures	30,370	25,820

	296,875	271,317
Less: Accumulated depreciation	94,267	54,602

	202,608	216,715
Other Assets
Deferred bond offering costs	60,723	—

Capitalized software costs held for sale, net	281,413	284,711

Total assets	$1,029,175	$1,604,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,689	$27,286
Accrued expenses and interest	176,843	25,627
Current portion of note payable	6,620	6,425
Current portion of obligation under capital lease	9,870	9,351
Deferred revenue	14,710	14,555

Total current liabilities	238,732	83,244

Long Term Liabilities	—
Note payable, net of current portion	14,440	17,791
Obligation under capital lease, net of current portion	24,637	29,886
Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized, 4,904,561 shares issued and 3,949,313 shares outstanding	1,962	1,962
Additional paid-in capital	4,358,957	4,338,957
Treasury stock	(383)	(383)
Retained earnings	(3,609,170)	(2,867,393)

	751,366	1,473,143

Total liabilities and stockholders’ equity	$1,029,175	$1,604,064

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three Months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
REVENUES
Sales and service revenue	$245,424	$144,179	$451,054	$264,624

Total revenues	245,424	144,179	451,054	264,624

COSTS OF REVENUES
Salaries direct	43,339	20,855	76,461	35,300
Depreciation	23,754	16,046	54,957	29,456
Other cost of revenue	19,670	12,796	26,551	21,521

Total cost of revenues	86,763	49,697	157,969	86,277

Gross profit (loss)	158,661	94,482	293,085	178,347

OPERATING EXPENSES
Compensation	320,982	257,284	654.681	406,831
Depreciation	14,112	12,743	39,667	24,285
Selling, general and administrative expenses	178,355	168,699	341,494	312,397

Total operating expenses	513,449	438,726	1,035,842	743,513

Income from operations	(354,787)	(344,244)	(742,757)	(565,166)

OTHER INCOME (EXPENSE)
Interest income	1,520	3,081	3,570	3,483
Interest expense	(1,236)	(1,002)	(2,590)	(8,746)

	285	2,079	980	(5,263)

NET LOSS	(354,503)	(342,165)	(741,777)	(570,429)

Retained earnings, beginning of period	(3,254,667)	(1,808,050)	(2,867,393)	(1,579,786)

Retained earnings, end of period	$(3,609,170)	$(2,150,215)	$(3,609,170)	$(2,150,215)

Income per share: (Basic and diluted)	$(0.09)	$(0.09)	$(0.19)	$(0.14)

Wtd. average number of shares outstanding	3,949,313	3,945,811	3,949,313	3,947,340

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$(480,480)	$(741,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Plant and equipment purchases	(25,428)	(127,211)
Capitalization of software development costs	(51,662)	(85,597)

Net cash flows used by investing activities	(77,120)	(212,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(60,723)	129,186
Issuance of stock for cash		2,886,312
Decrease in stock subscriptions receivable		863
Repayment of debt	(7,886)	(213,893)

Net cash flows provided (used) by financing activities	(68,609)	2,802,468

NET INCREASE (DECREASE) IN CASH	(626,209)	1,847,952

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,045,780	2,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$419,571	$1,850,875

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

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

2.	Subsequent Event – Closing of Convertible Debenture Offering

On July 5, 2005, the Company completed the sale of $5 million of its 7.5% Convertible Debentures.

The debentures will mature on June 30, 2015 and pay 7.5% interest per annum, payable semi-annually. The debentures are convertible into shares of common stock of MD Technologies at a price of $2.25 per share starting on July 5, 2006. The Company received proceeds of $4,924,135, net of costs related to the offering totaling $75,685.

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

The Quarter Ended June 30, 2005 Compared with the Quarter Ended June 30, 2004

•	Total revenue increased 70% in the quarter ended June 30, 2005 to $245,424 from $144,179 in the quarter ended June 30, 2004.

•	Cost of Revenues increased 75% to $86,763.

•	Operating Expenses increased 17% to $513,449.

•	Net Loss increased to $354,503 ($.09/share.)

The Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

•	Total revenue increased 71% in the six months ended June 30, 2005 to $451,054 from $264,624 in the six months ended June 30, 2004.

•	Cost of Revenues increased 83% to $157,969.

•	Operating Expenses increased 39% to $1,035,842.

•	Net Loss increased 30% to $741,777 ($.19/share.)

During the three months ended June 30, 2005 and the six months ended June 30, 2004, we continued to implement our strategy of acquiring aggressive customer and revenue growth through the efforts of our sales and marketing strategies. Our cost of revenues for the three month and six month periods ended June 30, 2005, were significantly higher than the three and six month periods ended June 30, 2004 as a result of costs associated with servicing our increase in sales. Our operating expenses for three and six month periods ended June 30, 2005 were higher than the operating expenses incurred in the three and six month periods ended June 30, 2004. The increase in operating expenses is related to the fact that the initial build out phase of expanding the Company’s operations, utilizing the funds received from our public offering in 2004, had not been completed at the end of the quarter ended June 30, 2004. Therefore, we did not incur as many expenses in the three month and six month periods ended June 30, 2004, while we were still in a build-out phase, as we incurred during the three and six month periods ended June 30, 2005, when we were fully staffed. Net Loss for the three and six month periods ended June 30, 2005 exceeded Net Loss for the three and six month periods ended June 30, 2004 as operating expenses grew at a greater rate than revenue.

Results of Operations

Revenues

Total revenue increased from $144,179 in the quarter ended June 30, 2004 to $245,424 in the quarter ended June 30, 2005, a 70% increase in total revenue. Total revenue increased from $264,624 in the six months ended June 30, 2004 to $451,054 in the six months ended June 30, 2005, a 71% increased in total revenue.

The increases in total revenue for both the three month period and the six month period are the result of continued successes in the sale and implementation of our products and services, Medtopia Manager and Medtopia Expert. The Medtopia Manager revenue consists of one-time setup and training fees and monthly subscription fees, while the Medtopia Expert revenue consists of monthly percentage-based revenue that is earned from customer billing and collection activity. Total revenue for the quarter ended June 30, 2005 for Medtopia Manager was $145,801 and total revenue for the same quarter for Medtopia Expert was $99,623. Total revenue for the six months ended June 30, 2005 for Medtopia Manager was $274,894 and total revenue for the same period for Medtopia Expert was $176,160. Revenue from each of these products and services has been growing consistently and is a direct result of our sales and marketing efforts. We expect this trend of revenue growth to continue for the foreseeable future.

Costs of Revenues

The Cost of Revenues for the three month period ended June 30, 2005 increased 75% from $49,697 in the quarter ended June 30, 2004 to $86,763 in the quarter ended June 30, 2005. This increase is due to the additional expenses incurred to service our increased customer base. New employees have been hired to service the increased customer base which contributed specifically to an increase in the Cost of Revenues Salaries Direct from $20,855 in the quarter ended June 30, 2004 compared to $43,339 in the quarter ended June 30, 2005, an increase of 108%. Other cost of revenue increased from $12,796 in the quarter ended June 30, 2004 to $19,670 in the quarter ended June 30, 2005, an increase of 54%. This is a result of other costs, such as courier expense and statement processing, associated with servicing our increased customer base. The remainder of the increase is a result of an increase in depreciation expense related to our capitalized software. Depreciation expense increased from $16,046 in the quarter ended June 30, 2004 compared to $23,754 in the quarter ended June 30, 2005, an increase of 48%. The increase in depreciation expense is a result of the increased amount of capitalized costs associated with the development of our new line of products.

The Cost of Revenues for the six month period ended June 30, 2005 increased 83% from $86,277 in the period ended June 30, 2004 to $157,969 in the period ended June 30, 2005. This increase is due to the additional expenses incurred to service our increased customer base. Cost of Revenues Salaries Direct increased from $35,300 in the six months ended June 30, 2004 to $76,461 in the six months ended June 30, 2005, an increase of 117%. The remainder of the increase is a result of an increase in depreciation expense related to our capitalized software. Depreciation expense increased from $29,456 in the period ended June 30, 2004 compared to $54,957 in the quarter ended June 30, 2005, an increase of 87%. The increase in depreciation expense is a result of the increased amount of capitalized costs associated with the development of our new line of products.

Operating Expenses

Our operating expenses increased from $438,726 in the quarter ended June 30, 2004 to $513,449 in the quarter ended June 30, 2005, an increase of 17%. Loss from operations increased slightly from $344,244 in the quarter ended June 30, 2004 compared to $354,787 in the quarter ended June 30, 2005, an increase of 3%. The increase in operating expenses is a result of the new sales, marketing, programming, and administration personnel that were hired during and after the quarter ended June 30, 2004. These additional employees contributed to an increase in Operating Expenses Compensation from $257,284 in the quarter ended June 30, 2004 to $320,982 in the quarter ended June 30, 2005, an increase of 25%. The remainder of the increase in operating expenses is a result of increased selling, general, and administrative expense, which increased slightly from $168,699 in the quarter ended June 30, 2004 to $178,355 in the quarter ended Jun 30, 2005, an increase of 6%.

During the quarter ended June 30, 2005 total revenues increased 70%, cost of revenues increased 75%, and operating expenses increased 17%. The net effect of the increase in both revenue and expenses resulted in a slight increase in net loss from $342,165 in the quarter ended June 30, 2004 to $354,503 in the quarter ended June 30, 2005, an increase of of 4%. We expect the net loss to continue in the near future. However, the net loss is also expected to decrease moderately from quarter to quarter as we have completed our initial build-out phase of hiring new administrative and programming employees. New employees in these areas and the associated administrative expenses are expected to increase only incrementally in the future as we add additional customers and potentially enter into new markets or release new products.

Our operating expenses increased from $743,513 in the six months ended June 30, 2004 to $1,035,842 in the quarter ended June 30, 2005, an increase of 39%. This increase in operating expenses resulted in an increased loss from operations of $742,757 in the period ended June 30, 2005 as compared to $565,166 in the period ended June 30, 2004, an increase of 31%. The increase in operating expenses is a result of the additional sales, marketing, programming, and administration personnel that were hired in the first six months of 2004 as part of the company’s build-out phase. These additional employees contributed to an increase in Operating Expenses Compensation from $406,831 in the six months ended June 30, 2004 to $654,681 in the six months ended June 30, 2005, an increase of 61%. The remainder of the increase is attributable to selling, general, and administrative expense and depreciation expense, which increased 9% and 63%, respectively. Selling, general, and administrative expense and depreciation expense increased in this period as a direct result of the additional costs associated with implementing our growth plan. While total revenues increased 71% in this six month period, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $741,777 in the six months ended June 30, 2004 in comparison to $570,429 in the six months ended June 30, 2005, an increase of 30%. Net loss is expected to decrease in the second half of the year as we continue to grow revenue through our sales and marketing efforts and as we implement our acquisition plan.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by 60% from $1,045,780 at the beginning of the year to $419,571 at June 30, 2005 for a total cash decrease of $626,209. The decrease in cash is a result of the cash used to fund our operating loss and capital improvements in the first six months of the year.

As of June 30, 2005, the Company had working capital and stockholders’ equity surpluses of $245,699 and $751,366 respectively. The $419,571 of cash on hand is being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. In addition, portions of the proceeds have been and will be used to fund capital expenditures. The cash on hand is expected to satisfy our cash and working capital requirements for the next several months. During the first quarter of 2005, the Company reached an agreement with two of its officers to defer cash payment of a portion of their salaries to a future date to be determined by management. In addition, the Company has reached an agreement to compensate another officer in common shares, issuable at the end of the fiscal year. During the month of June 2005, two of the three officers began receiving their full salary in cash. The third officer began receiving his full cash salary in July 2005. The unpaid portion of the officers’ salaries is recorded in accrued expenses at June 30, 2005. These accrued expenses will be paid at a later date based upon management’s discretion. Subsequent to the end of the reporting period, the Company raised $5,000,000 through a public bond offering. The proceeds of this bond offering will be used to acquire medical billing companies in the Southeast United States and to satisfy the working capital needs of the Company.

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

Item 3. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period ended June 30, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control procedures over financial reporting that have occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on June 4, 2005 (the “Annual Meeting”), the Company’s shareholders voted to approve the ratification of Comiskey & Company as the Company’s auditors for the year-ended December 31, 2005. The following is a summary of the vote:

Ratification of Comiskey & Company as Auditors

Votes
For	2,362,479
Against
Abstain

Also at the Annual Meeting, the Company’s shareholders voted to elect each of William Ellison and Thomas Frazer, as a director of the Company to serve until the third annual meeting of shareholders after their election or until their successors are elected and qualified.

The following is a summary of the vote:

Votes	William Ellison	Thomas Frazer
For	2,362,479	2,362,479
Against
Abstain

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

      (b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the second quarter of 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc.
(Registrant)

Date: August 12, 2005	By:	/s/ William D. Eglin
William D. Eglin
President & Chief Executive Officer

	By:	/s/ William D. Eglin
William D. Eglin
Chief Financial Officer