Form 10QSB
period 2005-09-30
MD TECHNOLOGIES INC
filed 2005-11-10
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐     No  ☐    Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 3,949,313 shares outstanding as of November 2, 2005.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

MD TECHNOLOGIES INC.

INDEX TO FORM 10-QSB

September 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MD Technologies Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2005	Dec. 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$5,001,072	$1,045,780
Accounts receivable (net of allowance of $65,000 and $0, respectively)	41,984	34,662
Prepaid expenses	18,138	22,196

Total current assets	5,061,194	1,102,638

Property and Equipment
Computer equipment and software	224,841	201,388
Assets under capital lease	64,255	44,109
Furniture and fixtures	30,370	25,820

	319,466	271,317
Less: Accumulated depreciation	108,381	54,602

	211,085	216,715

Other Assets
Deferred bond offering costs	77,175	—
Capitalized software costs held for sale, net	275,237	284,711

Total assets	$5,624,691	$1,604,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,442	$27,286
Accrued expenses and interest	198,461	25,627
Current portion of note payable	6,720	6,425
Current portion of obligation under capital lease	13,574	9,351
Deferred revenue	9,790	14,555

Total current liabilities	245,987	83,244

Long Term Liabilities	—
Note payable, net of current portion	13,268	17,791
Obligation under capital lease, net of current portion	38,892	29,886
Bonds payable	5,000,000	—

Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized, 4,905,561 shares issued and 3,949,313 shares outstanding	1,962	1,962
Additional paid-in capital	4,359,357	4,338,957
Treasury stock	(383)	(383)
Retained earnings	(4,034,391)	(2,867,393)

	326,545	1,473,143

Total liabilities and stockholders’ equity	$5,624,691	$1,604,064

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
REVENUES
Sales and service revenue	$258,747	$169,359	$709,700	$433,983

Total revenues	258,747	169,359	709,700	433,983

COSTS OF REVENUES
Salaries direct	50,763	25,439	127,224	60,739
Depreciation	23,754	25,170	78,711	54,626
Other cost of revenue	21,686	15,848	48,236	37,369

Total cost of revenues	96,203	66,457	254,712	152,734

Gross profit (loss)	162,544	102,902	455,528	281,249

OPERATING EXPENSES
Compensation	289,178	278,519	943,859	685,350
Depreciation	14,112	9,960	53,779	34,245
Selling, general and administrative expenses	212,647	156,433	554,140	468,830

Total operating expenses	515,937	444,912	1,551,779	1,188,425

Income from operations	(353,393)	(342,010)	(1,096,251)	(907,176)

OTHER INCOME (EXPENSE)
Interest income	22,781	4,002	26,352	7,485
Interest expense	(94,609)	(1414)	(97,200)	(10,160)

	(71,828)	2,588	(70,848)	(2,675)

NET LOSS	(425,221)	(339,422)	(1,167,098)	(909,851)
Retained earnings, beginning of period	(3,609,170)	(2,150,215)	(2,867,393)	(1,579,786)

Retained earnings, end of period	$(4,034,391)	$(2,489,637)	$(4,034,491)	$(2,489,637)

Income per share: (Basic and diluted)	$(0.11)	$(0.09)	$(0.30)	$(0.26)

Wtd. average number of shares outstanding	3,949,313	3,945,811	3,949,313	3,526,935

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$(857,247)	$(1,045,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Plant and equipment purchases	(27,903)	(149,680)
Capitalization of software development costs	(69,237)	(144,070)

Net cash flows used by investing activities	(97,140)	(293,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(79,175)	129,186
Issuance of stock for cash		2,888,712
Issuance of bonds for cash	5,000,000
Decrease in stock subscriptions receivable		863
Repayment of debt	(11,146)	(217,379)

Net cash flows provided (used) by financing activities	4,909,679	2,801,382

NET INCREASE IN CASH	3,955,292	1,461,926

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,045,780	2,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,001,072	$1,464,849

MD Technologies Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

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

2.	Subsequent Event – Purchase of Medical Group Services, Inc. Stock

On October 31, 2005, the Company acquired 100% of the outstanding shares of common stock of Medical Group Services, Inc. The purchase price was $3 million, consisting of cash and shares of MD Technologies stock. A portion of the purchase price has not yet been paid and will be paid out over the next twenty four months if the acquired company meets preset financial targets. The allocation of the purchase price has not yet been finalized. Medical Group Services, Inc. will operate as a wholly owned subsidiary of the Company, whose earnings will be presented as a part of the consolidated whole beginning in the fourth quarter of 2005.

Medical Group Services, Inc., based in Tampa, Florida, offers comprehensive accounts receivable, practice management, and financial services to physician groups. Medical Group Services, Inc. currently serves more than 300 clients in six states and employs 26 staff members. The acquisition combines Medical Group Services, Inc.’s strengths in back office management with MD Technologies’ strengths in marketing and internet-based applications to better serve the two entities’ current and future customers.

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

The Quarter Ended September 30, 2005 Compared with the Quarter Ended September 30, 2004

•	Total revenue increased 53% in the quarter ended September 30, 2005 to $258,747 from $169,359 in the quarter ended September 30, 2004.
•	Cost of Revenues increased 45% to $96,203.
•	Operating Expenses increased 16% to $515,937.
•	Net Loss increased to $425,221 ($.11/share.)

The Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

•	Total revenue increased 64% in the nine months ended September 30, 2005 to $709,700 from $433,983 in the nine months ended September 30, 2004.
•	Cost of Revenues increased 66% to $254,712.
•	Operating Expenses increased 31% to $1,551,779.
•	Net Loss increased 28% to $1,167,098 ($.30/share.)

During the three months ended September 30, 2005 and the nine months ended September 30, 2005, we continued to implement our strategy of acquiring aggressive customer and revenue growth through the efforts of our sales and marketing strategies while continuing to invest in improving our technologies. Our cost of revenues for the three month and nine months periods ended September 30, 2005 were significantly higher than the three and nine month periods ended September 30, 2004 as a result of costs associated with servicing our increase in sales. Our operating expenses for the three and nine month periods ended September 30, 2005 were higher than the operating expenses incurred in the three and nine month periods ended September 30, 2004. The increase in operating expenses for the nine months ended September 30, 2005 is related to the fact that the initial build out phase of expanding the Company’s operations, with the funds received from our public offering in 2004, was not completed until the third quarter of 2004. Therefore, we did not incur as many expenses in the three month and nine month periods ended September 30, 2004, while the Company was in its build-out phase, as we incurred during the three and nine month periods ended September 30, 2005 when we were fully staffed. Net Loss for the three and nine month periods ended September 30, 2005 exceeded Net Loss for the three and nine month periods ended September 30, 2004 as operating expenses and other expenses grew at a greater rate than revenue.

Results of Operations

Revenues

Total revenue increased from $169,359 in the quarter ended September 30, 2004 to $258,747 in the quarter ended September 30, 2005, a 53% increase in total revenue. Total revenue increased from $433,983 in the nine months ended September 30, 2004 to $709,700 in the nine months ended September 30, 2005, a 64% increased in total revenue.

The increases in total revenue for both the three month period and the nine month period are the result of continued successes in the sale and implementation of our products and services, Medtopia Manager and Medtopia Expert, as well as the Company making its first sale of its Medtopia DMS. The Medtopia Manager and Medtopia DMS revenue consists of one-time setup and training fees and monthly subscription or support fees, while the Medtopia Expert revenue consists of monthly percentage-based revenue that is earned from customer billing and collection activity. Total revenue for the quarter ended September 30, 2005 was $140,663 for Medtopia Manager, $106,684 for Medtopia Expert, and $11,400 for Medtopia DMS. Total revenue for the nine months ended September 30, 2005 was $416,347 for Medtopia Manager, $281,953 for Medtopia Expert, and $11,400 for Medtopia DMS. Revenue from Medtopia Manager and Medtopia Expert has been growing consistently and is a direct result of our sales and marketing efforts. The Medtopia DMS product was just brought to market in the third quarter of 2005. We are currently marketing this product offering aggressively.

Costs of Revenues

The Cost of Revenues for the three-month period ended September 30, 2005 increased 45% from $66,457 in the quarter ended September 30, 2004 to $96,203 in the quarter ended September 30, 2005. This increase is due to the additional expenses incurred to service our increased customer base. New employees have been hired to service the increased customer base which contributed specifically to an increase in the Cost of Revenues Salaries Direct from $25,439 in the quarter ended September 30, 2004 compared to $50,763 in the quarter ended September 30, 2005, an increase of 100%. Other cost of revenue increased from $15,848 in the quarter ended September 30, 2004 to $21,686 in the quarter ended September 30, 2005, an increase of 37%. This is a result of other costs, such as courier expense and statement processing, associated with servicing our increased customer base. Other changes in cost of revenues were minimal.

The Cost of Revenues for the nine-month period ended September 30, 2005 increased 66% from $152,734 in the period ended September 30, 2004 to $254,712 in the period ended September 30, 2005. This increase is due to the additional expenses incurred to service our increased customer base. Cost of Revenues Salaries Direct increased from $60,739 in the nine months ended September 30, 2004 to $127,224 in the nine months ended September 30, 2005, an increase of 109%. The remainder of the increase is a result of an increase in depreciation expense related to our capitalized software. Depreciation expense increased from $54,626 in the nine months ended September 30, 2004 compared to $78,711 in the nine months ended September 30, 2005, an increase of 44%. The increase in depreciation expense is a result of the increased amount of capitalized costs associated with the development of our new line of products.

Operating Expenses

Our operating expenses increased from $444,912 in the quarter ended September 30, 2004 to $515,937 in the quarter ended September 30, 2005, an increase of 16%. Loss from operations increased slightly from $342,010 in the quarter ended September 30, 2004 compared to $353,393 in the quarter ended September 30, 2005, an increase of 3%. The increase in operating expenses is a result of a bad debt accrual of $65,000 that was recorded in September 2005. The allowance for doubtful accounts was recorded to accrue for potential bad debts as a result of a Hurricane Katrina. Several of the Company’s customers were located in areas that were directly affected by Hurricane Katrina and, as such, some customers have not paid their outstanding Accounts Receivable under customary terms. Most of the Company’s customers that were affected by Hurricane Katrina are now open for business, and the Company believes that a large portion of the Accounts Receivable that have been reserved will be paid. The $65,000 accrual for allowance for bad debts contributed to an increase in Operating Expenses Selling, General, and Administrative from $156,433 in the quarter ended September 30, 2004 to $212,647 in the quarter ended September 30, 2005, an increase of 36%. All other changes in operation expenses during the quarter were minimal.

During the quarter ended September 30, 2005 total revenues increased 53%, cost of revenues increased 45%, and operating expenses increased 16%. The net effect of the increase in both revenue and expenses resulted in an increase in net loss from $339,422 in the quarter ended September 30, 2004 to $425,221 in the quarter ended September 30, 2005, an increase of 25%. We expect the net loss to continue in the near future. However, the net loss is also expected to decrease moderately from quarter to quarter as we have completed our initial build-out phase of hiring new administrative and programming employees. New employees in these areas and the associated administrative expenses are expected to increase only incrementally in the future as we add additional customers and potentially enter into new markets or release new products.

Our operating expenses increased from $1,188,425 in the nine months ended September 30, 2004 to $1,551,779 in the nine months ended September 30, 2005, an increase of 31%. This increase in operating expenses resulted in an increased loss from operations of $1,096,251 in the nine months ended September 30, 2005 as compared to $907,176 in the nine months ended September 30, 2004, an increase of 21%. The increase in operating expenses is a result of the additional sales, marketing, programming, and administration personnel that were hired in the first nine months of 2004 as part of the Company’s build-out phase. These additional employees contributed to an increase in Operating Expenses Compensation from $685,350 in the nine months ended September 30, 2004 to $943,859 in the nine months ended September 30, 2005, an increase of 38%. The remainder of the increase is attributable to selling, general, and administrative expense and depreciation expense, which increased 18% and 57%, respectively. Selling, general, and administrative expense and depreciation expense increased in this period as a direct result of the additional costs associated with implementing our growth plan and the allowance for bad debts that was created due to Hurricane Katrina. While total revenues increased 63% in this nine-month period, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a net loss of $1,167,098 in the nine months ended September 30, 2005 in comparison to $909,851 in the nine months ended September 30, 2004, an increase of 28%.

Liquidity and Capital Resources

Our cash and cash equivalents increased by 378% from $1,045,780 at the beginning of the year to $5,001,072 at September 30, 2005 for a total cash increase of $3,955,292. The increase in cash is a result of the Company completing the sale of $5,000,000 of its 7.5% Convertible Debentures on July 5, 2005. The influx in cash, resulting from the sale of our bonds, was offset in the first nine months of 2005 by the cash used to fund our operating loss, product development, and capital expenditures.

As of September 30, 2005, the Company had working capital and stockholders’ equity surpluses of $4,815,207 and $326,545 respectively. The $5,001,072 of cash on hand is being used for two main purposes. The first purpose is to acquire medical billing companies in the Southeastern United States. Subsequent to quarter end, on October 31, 2005, the Company used a combination of cash and stock to purchase all of the outstanding stock of Medical Group Services, Inc. Medical Group Services, Inc., located in Tampa, Florida, offers practice management, accounts receivable management, and financial services to physician groups. The cash on hand is also being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services and to fund capital expenditures. The cash on hand is expected to satisfy our cash and working capital requirements for the next several months.

During the first quarter of 2005, the Company reached an agreement with two of its officers to defer cash payment of a portion of their salaries to a future date to be determined by management. In addition, the Company has reached an agreement to compensate another officer in common shares, issuable at the end of the fiscal year. During June 2005, two of the three officers began receiving their full salary in cash. The third officer began receiving his full cash salary in July 2005. During the third quarter of 2005, the Company reached an agreement with another of its officers to defer cash payment of his salary until a future date to be determined by management. This officer’s salary is still being accrued. The unpaid portion of the officers’ salaries is recorded in accrued expenses at September 30, 2005. These accrued expenses will be paid at a later date based upon management’s discretion.

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

Item 3. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period ended September 30, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control procedures over financial reporting that have occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description
10.9	Employment Agreement of William D. Eglin
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K.

A Form 8-K was filed on July 6, 2005 announcing that the Company closed a $5 million public offering of convertible debentures.

A Form 8-K was filed on August 2, 2005 announcing that the Company entered into an employment agreement with William D. Eglin, its President and CEO.

A Form 8-K was filed on September 22, 2005 announcing that the Company did not experience any damage or interruption of service as a result of Hurricane Katrina.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc. (Registrant)

Date: November 10, 2005	By:	/s/ William D. Eglin
William D. Eglin
President & Chief Executive Officer

	By:	/s/ William D. Eglin
William D. Eglin
Chief Financial Officer