Form 10KSB
period 2005-12-31
MD TECHNOLOGIES INC
filed 2006-03-31
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

State issuer’s revenues for its most recent fiscal year:$ 1,377,631.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on March 17, 2006 was $9,073,456, or $2.25 per share. As of March 17, 2006, registrant has 1,586,078 shares of common stock held by non-affiliates.

As of December 31, 2005, the registrant has 4,032,647 shares of common stock issued and outstanding.

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

When used in this Annual Report, the terms “we,” “our,” “us,” and “MD Technologies” refers to MD Technologies Inc., a Delaware corporation.

PART I

Item 6. Description Of Business

History

The founders of MD Technologies began developing Internet-based software solutions for the healthcare industry in 1995 when the emergence of the Internet first began to materialize. The product that evolved from that development became the first completely web-based practice management system on the market, Medtopia, when it went live with the first customer in November 1998. The founders incorporated MD Technologies Inc. on February 25, 2000, in the State of Delaware and began selling online subscriptions to the Medtopia application as an application service provider.

In 2002, we began offering RCM (Revenue Cycle Management) services to physicians. RCM services consist of handling the medical office’s medical billing and accounts receivable management. We initially provided RCM as a value-added service that included the use of the Medtopia online software. We began aggressively marketing this service along with our software subscriptions and grew our customers and revenue steadily. In order to expand our sales and marketing efforts and increase development of our applications, we qualified a public offering of shares of common stock in 2003 and raised $3,035,600 from that offering.

As our number of customers and revenue grew throughout 2003 and 2004, we decided to implement a strategy of growing customers and revenue more aggressively by acquiring other healthcare RCM companies, thereby creating a company with the ability to deploy an end-to-end solution that incorporates software, systems, labor, and processes for managing customers’ accounts receivables. To finance this strategy, we raised $5,000,000 from the sale of convertible debentures in 2005 and used the proceeds to acquire two companies, Medical Group Services, Inc. of Tampa, Florida on October 31st, 2005 and Premier Medical Consultants Inc. of Largo, Florida on February 14th, 2006.

The combination of internal and acquired customer and revenue growth has allowed us to grow our company to a customer base that represents over 500 physicians in 11 states nationwide. Our customers consist of office-based and hospital-based physicians who use our integrated technology and outsourced revenue cycle management services.

Company Vision

We believe that our integrated technology solutions for the BPO (Business Process Outsourcing) market will grow over time as the healthcare environment becomes more complex and physicians increasingly face reduced reimbursements and higher operating costs. We believe the BPO market is growing across multiple industries, not just healthcare, as many companies look to outsource their business processes such as data-entry, transaction processing, and other labor-intensive functions to companies who can deliver these services with a global workforce in conjunction with a high level of quality at the same time. It is our belief that the keys to success in this industry rely upon the following three factors: (1) the development and delivery of advanced technology; (2) a highly efficient process management environment; and (3) high dedication to customer service and support that will earn long-term customer loyalty.

The cornerstone of our business model relies upon the combined and integrated utilization of technology, process management, and quality service and support. By maintaining our technological edge through the continued development of our products, we plan to remain at the forefront of healthcare information technology as it evolves over time. Additionally, as we continually work to refine and improve our processes, workflow, and labor productivity, we will ensure our ability to constantly deliver highly efficient and cost-competitive service to our customers. And lastly, while maintaining our dedication to the highest quality service and support, we will further gain from the long-term relationships with our customers.

Healthcare Industry

MD Technologies’ business model relies heavily upon the state of the healthcare industry since our solutions are utilized to ease the administrative burden of the delivery of healthcare. There are over 600,000 physicians practicing in the United States, the majority of which are candidates for our services and technologies. Total healthcare expenditures in the United States have grown to $1.7 trillion, 15.3% of GDP, in 2003. Moreover, this trend is expected to continue for the foreseeable future, encompassing $3.6 trillion, or 18.7% of GDP, by 2014.

The solutions that our company provides are geared to help control these costs as they continue to escalate. Healthcare providers are continually burdened with governmental regulation from state and federal authorities, while also battling constraints in reimbursements from payors for services provided to their patients. The burden of increased regulation, such as the Health Insurance Portability and Accountability Act of 1996, and other increased requirements that create additional paperwork further constrain physicians’ time and profitability. Our revenue cycle management services are designed to help healthcare providers get reimbursed quicker from payors, while reducing costs at the same time. Our technology solutions are also designed to help reduce the cost of implementation of healthcare information technology by delivering hosted and managed solutions that require lower upfront capital costs and lower ongoing administration. Additionally, the healthcare industry stands to benefit from increased implementation of clinical solutions that help improve patient safety and increase the quality of care. For these reasons, we attempt to follow the trends in healthcare in order to ensure that our long-term growth is closely aligned with the needs of the healthcare industry.

Products and Services

We provide integrated healthcare RCM (Revenue Cycle Management) and technology solutions to physicians and other healthcare providers in 11 states nationwide. Our revenue is mostly recurring in nature as we invoice our customers monthly for services provided. We deliver third-party software solutions to customers in addition to our own internally developed applications that are branded under the Medtopia product line.

Our RCM services are delivered to a wide spectrum of healthcare providers, ranging from solo practitioners to large hospital-affiliated group practices. We invoice our customers on a monthly basis and charge a fee as a percentage of revenue that we have collected on their behalf. Our fees are negotiated with the customer prior to the sale and are contractually bound for terms of 12 months or longer. In order to deliver our RCM services, we collect billing data from the services rendered by the physician to the patient and bill insurance claims to the correct payors. We also collect payments, adjudicate balances, and work their accounts receivables, providing a full-service management of the receivables process from beginning to end. We process the majority of these healthcare transactions electronically using software billing systems and electronic clearinghouses, thereby reducing time to payment and speeding up the claims adjudication process.

We utilize PPM (Physician Practice Management) software for our RCM customers in order to more efficiently deliver our services to them and for some customers we deliver that software to them for use in their practice. We use our internally developed, Internet-based application, Medtopia Manager, to provide these services to our smaller customers in the 1 to 3 physician range where possible and we utilize an ASP hosted MiSys PPM application with our larger customers where appropriate. When delivered in conjunction with our Medtopia Manager product, we have branded our RCM service as Medtopia Expert. We also employ offshore vendors to process transactions for the majority of our customers in order to speed up the data-entry of charges and payments and to deliver a higher-quality service and a faster turn-around of accounts receivables. Our utilization of technology, offshore BPO labor, and optimized management processes allows us to deliver RCM services to our customers with a higher performance than many of our competitors.

We have cultivated the use of offshore BPO labor to create efficiencies in the revenue cycle management processes that we provide. With the utilization of a global workforce, we are able to enter transactions faster and work outstanding receivables at a more efficient pace. With the combined resources of domestic and offshore services, we are performing services for our customers 24 hours per day, which decreases the days a medical claim is in accounts receivable while ensuring a higher level of quality at the same time. We have developed high standards of quality assurance in order to ensure that transactions are processed timely and accurately. Our processes for managing our offshore vendors has been refined over several years, and with the use of technology, we are able to monitor these processes in order to meet our standards for performance and quality. We utilize multiple vendors so as to spread the volume of transactions across multiple, independently trained workforces so that performance metrics can measured and productivity enhanced through competition.

We have acquired two companies in this industry in order to further enhance the combined offerings of our respective companies. We acquired Medical Group Services, Inc. of Tampa, Florida on October 31st, 2005 and Premier Medical Consultants Inc. of Largo, Florida on February 14th, 2006. They are both wholly owned subsidiaries and are integral to the combined deliverability of our RCM services. MGSI has been in business since 2001 and has been providing RCM services to customers nationally in 6 states. Premier has been in business since 1997 and has provided RCM services more locally in Florida and Georgia. The acquisition of these two companies has added a combined workforce of 55 new employees and 47 new service contracts with physicians. Additionally, they have further enhanced our operational scalability through their utilization of a highly efficient offshore BPO labor workforce.

Our internally developed products are branded under the Medtopia trademark and consist of a suite of applications that are designed to work independently of each other, but are most effective when integrated together. Our first application, Medtopia Manager has been in use since 1998 when it is believed to have been the very first completely web-based PPM (Physician Practice Management) system on the market. Our products, Medtopia Mobile and Medtopia EMR, have been under development for several years and are currently in beta testing. We are currently analyzing their competitiveness in the marketplace in order to decide when to enter the market with these products. The first sale of our web-based document management application, Medtopia DMS, was recorded in 2005 and we are actively marketing that product as a complimentary add-on to our PPM, Medtopia Manager. We also deployed our consumer health application, MyMedtopia, in 2001 but we have not actively marketed that application since then and we are currently analyzing its viability in the marketplace. The following is a further description of our complete line of Medtopia products.

•	Medtopia Manager is our Internet PPM system that provides customers with web-based appointment scheduling, patient account management, electronic claims processing, electronic remittance advice, accounts receivable management, and more. It has been on the market since 1998 and is actively marketed to smaller physicians’ practices in groups of 3 physicians or less. Customers of the application primarily consist of office-based physician groups from a wide range of specialties. While most customers consist of physician practices, it is also used by dentists, optometrists, health clinics, and other healthcare providers. The product is delivered to customers over the Internet from our hosted data facility and does not require onsite installation of software. All backend processes are performed automatically for the customer and updates to the product are delivered daily and imperceptibly. We generate revenue from this product in the form of monthly subscription fees, with the exception of some one-time upfront fees for setup, installation, training, and data-conversions.

•	Medtopia DMS is our document management system that allows healthcare providers and other entities to image, index, archive, search, and retrieve electronic documents throughout their enterprise. The application works completely over the Internet so that users have access to their electronic documents from any location where Internet access is available. The application also integrates completely with the entire Medtopia suite of products and services so that customers can receive a completely integrated and comprehensive solution for their administrative and clinical documents when needed.

•	Medtopia EMR is our electronic medical record application that enables physicians to have remote and portable access to clinical information on their patients such as procedure and diagnosis history, prescription history, drug allergies, past medical history, lab results, x-rays, and other medical documentation. When deployed in conjunction with Medtopia Manager and Medtopia DMS, physicians gain a comprehensive clinical and administrative solution that is completely integrated and easy to use and administer.

•	Medtopia Mobile is our handheld application that offers physicians a portable extension to their Medtopia Manger PPM system with features such as: an appointment calendar for managing office appointments, hospital rounds, surgeries, and meetings; super-bills and charge-capture; prescription writing; patient medical history; encounter documentation; referral management; secured intranet messaging; and contact management.

•	MyMedtopia is a web-based application designed for patients to allow them to track and manage their healthcare information online. The application benefits both physicians and their patients by allowing them to share vital healthcare information while encouraging the patient to take a more proactive role in his or her own healthcare.

Marketing

The company’s products and services are marketed to potential customers through multiple strategies, including telemarketing, direct mail campaigns, door-to-door canvassing, and industry trade shows. Through these and other methods, we focus on establishing the Medtopia brand name and the company names of our subsidiaries so that we place ourselves in front of potential customers as often as possible. Not all potential customers are looking for our products or services at the time we reach them, but we hope to establish our brand names so that we are first in their mind when they begin to look for products and services similar to ours. We utilize our marketing efforts to reach out and identify potential customers and, once identified as a potential candidate with interest in our products, we turn them over to the sales department where a detailed and comprehensive discussion of service, features, and price can be discussed.

We also rely heavily upon potential leads from existing customer referrals, which is a significant source of new sales for our products and services. We have demonstrated that our success in maintaining a satisfied customer base is one of the best sources of new leads and sales. Additionally, we receive leads from the Internet presence of the company and our subsidiaries, which drives potential customers to our respective websites where they can request more information on the company or our products.

Target Market

Our market nationally consists of over 600,000 physicians who practice solo or in office-based or hospital-based groups. The following methods are employed to enlist new customers:

(i)	We market directly to individual physicians through the efforts of our inside and outside sales force. We utilize telemarketing and direct mail campaigns for generating new sales leads, which are then solicited by direct-sales representatives. This process usually involves multiple onsite visits and culminates in a proposal to the customer.

(ii)	We brand our product and company names by participating in trade shows, events and conferences that have the potential to generate interest in us on a local, regional, and national level.

(iii)	We attempt to solicit relationships with large institutional healthcare entities such as hospital companies, physician groups and academic institutions. Well-established relationships at this level can potentially lead to significant sales of our products and services.

(iv)	We pursue strategic relationships with potential distributors and attempt to establish a national distribution network where our products or services can be sold as part of a value-added reseller program.

(v)	We use a public relations firm to help generate positive news stories and public attention about the company where possible. This helps create public awareness of our company and products and services.

Pricing/Level of Service

The pricing of our products and services is determined by the management’s analysis of the competition and the targeted customers’ willingness to pay, consistent with a fair profit to us. We believe that the monthly subscription for our technology products and services is priced competitively against other products with similar features and functionality. While there are more inexpensive solutions on the market, we believe that our price points are lower than what customers would pay for other products with comparable features. Our revenue cycle services are priced within the normal range for the industry as a percentage of monthly revenue billed and received on behalf of the customers. The pricing of the RCM services can vary by customer depending upon characteristics such as volume, specialty, and level of service. Each new contract is priced specifically for that client based upon those criteria.

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

Data Security

We have developed a comprehensive data security protocol for helping to ensure the protection and the integrity of the data used throughout the organization. We have three separate data-centers, one located in Baton Rouge, Louisiana and two located in Tampa, Florida, at each of our subsidiaries. The data throughout our enterprise is backed up routinely and the media is securely stored offsite for each location. We employ multiple methods for backing up and storing data to ensure the physical protection of the media. We have also developed comprehensive disaster recovery plans for all locations in order to minimize the disruption of service and operations due to a natural disaster, such as hurricane.

The server environments in each data-center are physically isolated under strict access control.

In addition to the physical security of our systems, we employ multiple lines of defense to guard against un-authenticated access to our systems. These include:

•	128-bit SSL encryption of all application data over the Internet

•	Role-based access using ID and passwords

•	Firewalls and controlled port access through all routers

•	Logging, monitoring, and audit trails

•	Security policies including the establishment of a Chief Privacy Officer and Assistant Privacy Officer

•	Routine security audits of all Company policies and personnel.

Research and Development

Our internally developed products are continually modified and improved in order to remain current and up-to-date with the latest technology. Since our product sales are largely based upon subscription revenue rather than revenue from the sales of version upgrades, our products are constantly updated with new features and improvements on a daily basis. In addition to the service sale of our internally developed products to customers, we also utilize these applications for our own internal use for many of our RCM customers. The total amount capitalized as research and software development costs for 2005 was $84,237, as compared to research and software development costs of $190,209 for 2004.

Medtopia Mobile, DMS, and EMR

Research and Software Development Costs

2004	$190,209
2005	$84,237

All of our Medtopia products have been developed in-house and we own 100% of all of our proprietary technology. We do utilize third-party controls, compilers, and software development kits for the development of our products and technologies, however we maintain total ownership and copyright of all of our internally developed products. We maintain tight control of our source code and other technology in order to minimize the risk that our proprietary technology is leaked outside of the company.

Product Strategy

Product Life Cycles

The life cycle for our internally developed products, Medtopia Manager, Mobile, DMS, and EMR is potentially unlimited, as it provides the administrative and clinical tools that will always be needed in a physician’s practice. We strive to keep the products current as upgrades are provided weekly and delivered to customers seamlessly via the Internet. This delivery allows the product to evolve to the continuing needs of the customer. The responsiveness of the Medtopia product development team helps to ensure that the customer’s needs are continually evaluated, thereby helping us retain our customer base for the long-term.

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

Government Regulations

We have obtained all required federal and state permits and licenses to operate our business. We adhere to compliance standards of the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). Our industry is heavily government regulated. Our government regulatory risks run the gamut from regulations affecting our listing as a publicly traded entity to regulations affecting the healthcare industry in general and physician practice management in particular.

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

Customer Terms

Our relationships with our customers are regulated by subscription contracts that we execute with each customer. These contracts contain our standard terms and conditions, the most important of which relate to the price charged for our services/products. Our primary source of revenue is derived from subscription fees paid by our customers on a monthly basis. Our contracts generally have a one (1) year term and renew on a month-to-month basis after the first year. We have the right to change the price for our services/products on the year anniversary of our contract. Should a customer terminate our relationship, we are obligated to provide them with the information we host for them in a format that allows them to migrate to another vendor. For the years ended December 31, 2005, there was no customer that accounted for more than 10% of our revenues. In the year ended December 31, 2004, one customer accounted for 16% of our revenue and another customer accounted for 10% of our revenue.

Competition

Our competitive position in the industry relies upon our ability to provide end-to-end solutions for technology and integrated BPO(Business Process Outsourcing) solutions for the healthcare industry. While there are two main segments of the market in which we compete, HIT (Healthcare Information Technology) and healthcare RCM (Revenue Cycle Management), our company is unique in many respects as we are able to deliver integrated solutions encompassing both segments.

The healthcare information technology market consists of hundreds of software and technology companies who deliver solutions to healthcare providers. Most vendors of products in this market deliver applications with administrative functionality, such as PPM (Physician Practice Management) or they deliver clinical functionality such as an EMR (Electronic Medical Record.) There are also many vendors, like us, who deliver both. The uniqueness of our applications in comparison to most of those on the market is that ours are delivered completely over the Internet as a service. Most products that compete with ours are typically in-house systems that require up-front purchases of software and server equipment, whereas ours are sold as a service and paid for with monthly subscriptions. One of the many advantages of this business model is that we are able to deliver functionality to end-user customers at a price-point that is competitive, particularly when compared to large software vendors. Our internally developed applications are marketed to smaller physician practices consisting of physician groups of 3 physicians or less, however we have been successful at delivering our products to larger customers in many instances. In this segment of the market, we most routinely compete with other lower-priced products such as Medisoft, the PPM application owned by a chief competitor of ours, Per-Se Technologies via their recent acquisition of NDC Health. In the mid to high-level PPM market, we compete against higher-priced and more robust products such as Medical Manager, MiSys, and GE Centricity.

The healthcare RCM market consists of over 1,800 companies nationwide and is relatively fragmented with no single dominant competitor. The top 10 companies in this industry combined represent only 17% of the total market. Most of the companies in this market are small with less than $4 million in annual revenue. In this market, there are approximately 100 companies with annual revenues in excess of $5 million who are of comparable size to our company. However, we compete directly with all other companies in this industry, regardless of size. The largest company in this market is Per-Se Technologies (PSTI), which delivers solutions to thousands of physicians nationwide. Per-Se recently acquired one of our largest competitors in the HIT market, NDC Health, and their combined pro-forma annual revenues are projected to be more than $630 million. We regard PerSe Technologies as our lead competitor in this market as the result of their wide base of users, recent acquisitions, use of technology, and large annual revenue. Among other healthcare RCM companies, we also regard privately held, Athena Health, as our next most-comparable competitor. Like us, they deliver an integrated technology and RCM solution that maximizes the re-imbursement cycle through tightly coupled software and process management.

Employees

As of December 31, 2005, we employed 82 full time paid employees, consisting of sales and marketing, research and development, operations, and administrative personnel. Our relationship with our current employees fosters high productivity and commitment. None of our employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent contractors to perform various other services.

Management Discussion and Analysis of Financial Condition or Plan of Operation

This Form 10KSB Contains Forward-Looking Statements.

This Form 10KSB contains “forward-looking statements.” The words “expect,” “believe,” “anticipate,” “project,” “estimate,” predict,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, many of which are outside the control of the Company. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things:

•	budgeted capital expenditures

•	the increased functionality of new products that we are developing

•	our ability to find and to acquire suitable physician accounts receivable companies

•	our ability to achieve cost savings through consolidation of our operations and the companies we acquire;

•	our future financial condition or results of operations; and

•	our business strategy and other plans and objectives for future operations.

When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements described below. We made numerous assumptions in preparing projections and many of these assumptions may turn out to be wrong. The risk factors noted below and other factors noted throughout this Form 10KSB, and the information incorporated by reference, including certain risks and uncertainties, could cause our actual results to differ materially from those contained in any forward-looking statement. Numerous uncertainties are inherent in establishing a new business, especially in the relatively new market of Internet-based physician office management software and RCM. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Factors That May Affect Future Results of Operations, Financial Condition or Business

Our business is subject to a number of risks that may have a material impact upon our future financial performance. As discussed under the caption “Forward-Looking Statements”, these factors could cause actual results to differ materially from those in forward looking statements.

We expect net losses for the immediate future.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development. Our business strategy may not be successful or we may not be able to successfully address these and other challenges, risks and uncertainties.

We will need additional financing to continue to successfully develop the business.

To date, we have funded our operations from our revenues and the sale of equity and debt securities. We may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds when needed, on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This could seriously harm our business, financial condition and results of operations.

To date we have depended on a small pool of customers.

We currently have a limited number of customers, and if we suffer attrition of several or more customers, we could experience a substantial drop in revenue.

Our operations will suffer if healthcare industry participants do not increasingly use and accept Internet solutions.

Our business model depends on the adoption of Internet solutions by providers, patients, payors and other healthcare industry participants and will require the acceptance of a new way of conducting business and exchanging information. To be successful, we must attract a significant number of customers throughout the healthcare industry. Healthcare participants must be willing to allow sensitive information to be stored in our databases and to conduct healthcare transactions over the Internet. Our ability to generate revenues will suffer dramatically if Internet solutions are not accepted or are perceived to be ineffective. Electronic information exchange and use of the Internet for practice management by the healthcare industry is still developing. Conversion from traditional methods to electronic information exchange may not occur as rapidly as we expect and demand and market acceptance for data services and products over the Internet may not grow or continue to grow. Accordingly, we may not achieve the critical mass of users we believe is necessary to generate sufficient profitability.

Our operations could be damaged by performance problems with our service and content providers.

We depend on service and content providers to provide information and data feeds on a timely basis. Medtopia’s web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our customers who utilize our web-based services depend on Internet service providers, online service providers and other web site operators for access to our web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to Medtopia’s systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of, and advertisers and sponsors on, its web site and, if sustained or repeated, could reduce the attractiveness of our services.

We may encounter risks associated with new product development.

Our performance depends in large part upon our ability to develop new products and to enhance our existing suite of products. We have historically devoted significant resources to product enhancements and research and development and believe that significant continuing development efforts will be required to sustain our operations and integrate the products and technologies of acquired businesses with our products. There can be no assurance that we will successfully or in a timely manner develop, acquire, integrate, introduce and market new product enhancements or products, or that product enhancements or new products developed by us will meet the requirements of hospitals or other health care providers and payors and achieve or sustain market acceptance.

We are subject to extensive regulation relating to the confidentiality and release of patient records, and it may be expensive to implement security or other measures to comply with new legislation and final regulations. We may also be restricted or prevented from maintaining or delivering patient records electronically, which would have an adverse effect on our business.

We have attempted to design our services so that our computer applications and software are not considered to be medical devices. However, the FDA may take the position under existing or future law that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject them to FDA regulation.

We are vulnerable to communications system interruptions. If communications were interrupted, our operations could be harmed.

We maintain data center facilities in Tampa, Florida, Largo Florida, and Baton Rouge, Louisiana. Although we maintain redundant backup servers, our data servers are located in the same facilities that are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business will be harmed. We currently maintain a commercial general liability policy that provides business interruption insurance that would reimburse us for lost revenue in case our physical offices are damaged or destroyed.

We may not be able to protect and enforce our intellectual property and proprietary rights, which could impair our competitive position.

Our ability to compete depends upon our proprietary systems and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. The agreements we have entered into to prevent misappropriation of technology may not be enforceable. Litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. These claims, even if not meritorious, could be expensive and divert management’s attention from our operations.

The physician practice management and medical revenue cycle management business is highly competitive and our inability to successfully compete for business would adversely our business.

The physician practice management and medical billing and account receivable business is highly competitive. We compete with regional and local physician reimbursement organizations as well as physician groups that provide their own business management services in house. Successful competition within this industry is dependent on numerous industry and market conditions. Potential industry and market changes that could adversely affect our ability to compete for business management outsourcing services include an increase in the number of local, regional or national competitors providing comparable services and new alliances between healthcare providers and third-party payors in which healthcare providers are employed by such third-party payors.

Our insurance coverage may not cover all instances of loss.

Although we carry Errors and Omissions, Directors & Officers, and Comprehensive General Liability insurance, any such insurance may not cover potential claims against us or may not be adequate to indemnify us for all liability that may be imposed. It may be impossible or impractical for us to purchase insurance to cover some of our potential exposure. This will expose us to risks and expenses relating to uncovered or under-covered exposures.

We may not achieve the expected benefits from the proposed acquisitions, which may have a material adverse effect on our business, financial condition and results of operations and could result in the loss of key personnel.

In order to realize any benefits or synergies from our acquisitions, we will need to overcome significant challenges, including timely, efficient and successful execution of a number of post-acquisition strategies, which include:

•	combining the operations of the companies;

•	integrating and managing the companies;

•	combining diverse product and service offerings;

•	coordinating research and development activities to enhance introduction of new products and services;

•	minimizing the diversion of management attention from ongoing business concerns;

•	retaining and assimilating the key personnel of each company;

•	preserving customer, distribution, reseller, manufacturing, supplier and other important relationships of MD Technologies and resolving potential conflicts that may arise; and

•	creating and maintaining uniform standards, controls, procedures and policies.

The execution of these post-acquisition strategies will involve considerable risks and may not be successful. These risks include:

•	potential disruption of MD Technologies’ ongoing business and diversion of management attention from business matters to integration issues;

•	unanticipated expenses and potential delays related to integration of technology and other resources of the companies;

•	risks associated with the integration of systems and controls, including internal controls over financial reporting;

•	impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

•	potential unknown liabilities associated with the acquisitions and the combined operations; and

•	differences in the business cultures of acquired companies and MD Technologies, which may complicate the ability to maintain employee morale and retain key employees.

Our failure to overcome these risks or any other problems encountered in connection with the acquisitions could slow our growth or lower the quality of our services, which could reduce customer demand and have a negative impact upon the price of our common stock.

The costs of completing the acquisitions are substantial and will affect our results of operations.

We expect to incur substantial transaction costs in connection with the acquisitions. These, primarily, are costs associated with combining the businesses of the companies and the fees of financial advisors, attorneys, consultants and accountants. Unanticipated events could increase the costs of combining the companies. If the benefits of the acquisitions do not exceed the associated costs, including transaction and severance costs, costs associated with integrating the companies, our financial results, including earnings per share, could be materially harmed. There can be no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisitions and the integration of acquisitions.

Uncertainty regarding the acquisitions may cause customers, distributors, resellers and others to delay or defer decisions concerning relationships with MD Technologies and any acquired companies, which may harm the results of operations of the companies.

In response to the announcement or consummation of the acquisitions, MD Technologies’ and any acquired companies’ customers and suppliers may delay or defer purchasing or supply decisions or otherwise alter existing relationships with MD Technologies and any acquired companies. Prospective customers could be reluctant to purchase our products due to uncertainty about our direction and willingness to support and service existing products. In addition, customers, distributors, resellers and others may also seek to change existing agreements with us and any acquired companies as a result of the acquisitions. These and other actions by customers, distributors, resellers and others could negatively affect our business.

Uncertainties associated with the acquisitions may cause MD Technologies and any acquired companies to lose key personnel.

Our current and prospective employees may experience uncertainty about their future roles with us with regard to our strategy. This uncertainty may adversely affect our and any acquired companies’ ability to attract and retain key management, sales, marketing and technical personnel. In addition, our ability to successfully integrate the companies may be adversely affected if a significant number of key personnel depart before or after the acquisitions.

Without suitable acquisitions, we may not be able to earn sufficient funds to repay our debts.

We cannot assure you that we will generate sufficient cash flow or be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of existing debt or obtain additional financing. We have no assurance that we will be able to sell assets, refinance our debt or borrow more money on acceptable terms, if at all.

Significant acquisitions-related charges against earnings resulting from the application of the purchase method of accounting will reduce our earnings and may adversely affect the market value of our common stock following the acquisitions.

In accordance with United States generally accepted accounting principles, we will account for the acquisitions using the purchase method of accounting, which could have a material adverse effect on the market value of the common stock of MD Technologies following completion of the acquisitions. Under the purchase method of accounting, we will allocate the total estimated purchase price to our net tangible assets and amortizable intangible assets based on our fair values as of the date of completion of the acquisitions, and record the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisitions. In addition, to the extent the value of goodwill becomes impaired, MD Technologies may be required to incur material charges relating to the impairment of that asset. These amortization and potential impairment charges could have a material impact on MD Technologies’ results of operations.

We may not be able to manage the increased size of MD Technologies.

If MD Technologies completes its acquisition strategy, it will dramatically expand the number of employees and gross revenues of MD Technologies. Our management to-date has not managed such a large business.

We are subject to risks associated with operating in international markets.

We subcontract data entry and related tasks to offshore companies located in India. Adverse political and economic conditions could make it difficult for us to operate abroad. International operations are subject to many inherent risks, including:

•	political, social and economic instability, terrorist attacks and security concerns in general;

•	adverse changes in tariffs and other protectionist laws and business practices that favor local competitors;

•	fluctuations in currency exchange rates;

•	exposure to different legal standards and burdens of complying with a variety of foreign laws, including employment, tax, privacy and data protection laws and regulations;

•	reduced protection for our intellectual property in some countries; and

•	import and export license requirements and restrictions of the United States and each other country in which we operate.

We believe that offshore processing of client data will continue to represent a significant portion of our business for the foreseeable future, and that continued growth will require further expansion of our international operations. We typically do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. Any of these factors may adversely affect our business, financial condition and results of operations.

A reversal of industry trends toward offshore outsourcing due to negative public reaction in the United States and recently proposed legislation may adversely affect demand for our services.

Our profitability with regard to accounts receivable management services depend in large part on outsourcing these business processes offshore. The trend to outsource business processes may not continue and could reverse. Offshore outsourcing has become a politically sensitive topic in the United States. Recently, many organizations and public figures have publicly expressed concerns about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves to avoid any negative perception that may be associated with using an offshore provider.

A variety of federal and state legislation has been proposed that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located, and in certain cases to obtain consent to handling calls or sending customer information offshore. It is also possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. In addition, various federal tax changes that could adversely impact the competitive position of offshore outsourcing services are also under consideration. Any expansion of existing laws or the enactment of new legislation directly or indirectly restricting offshore outsourcing may adversely impact our ability to do business, particularly if these changes are widespread.

General

For an understanding of the significant factors that influenced our results during the past three fiscal years, you should read the following discussion in conjunction with our consolidated financial statements and related notes.

The Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

•	Total revenue increased 113% in 2005 to $1,377,631 from $645,621 in 2004.

•	Cost of Revenues increased 159% to $608,373

•	Operating Expenses increased 41% to $2,399,073

•	Other Expense increased 15,256% in 2005 to $158,321 from $1,031 in 2004.

•	Net Loss increased 39% to $1,788,136 (.45/share)

In 2005, we utilized a strategy of growing our business both internally and via acquisition. We acquired Medical Group Services Inc., a RCM (Revenue Cycle Management) company in Tampa, Florida, on October 31, 2005. As part of the acquisition of Medical Group Services, Inc., we acquired 29 billing service contracts with physicians’ groups. These contracts represent relationships with 164 physicians in six new states. These contracts are with physicians’ groups in Florida, Texas, New York, Illinois, Connecticut, and California. We also continued our strategy of achieving internal customer and revenue growth via our sales and marketing and our referral network. Through internal growth, we expanded our customer base to an additional 75 doctors.

We continued to perform new research and development on our Medtopia suite of products, including Medtopia EMR and Medtopia Mobile. These products are currently being beta tested. We believe that these new products, when completed, will help expand and diversify our reach into physicians’ offices as well as other healthcare facilities. Medtopia EMR and Medtopia DMS are complimentary of our other existing proprietary products and will fully integrate with them so that we can offer a more comprehensive suite of products and services to customers.

In order to fund our acquisition efforts, and to continue our investment in sales, marketing, and R&D, we utilized the proceeds of our public debt offering that concluded in July 2005. We raised $5,000,000 through the sale of 7.5% convertible bonds in July 2005. We have used these funds to purchase Medical Group Services, Inc. in October of 2005 and Premier Medical Consultants Inc. in February 2006. We have also used the proceeds to support our net losses as we have continued to pursue our aggressive sales and marketing and research and development strategies.

Results of Operations

Revenues

Total revenues increased from $645,621 in 2004 to $1,377,631 in 2005, a 113% increase in total revenue. The increase in revenue is due to two primary reasons. The first reason is because of the continued success in the sale of the Medtopia suite of products. Revenue from the Medtopia suite of products and services increased from $645,621 in 2004 to $949,044 in 2005, an increase of 47%. This was achieved in spite of a short-term drop off in business following Hurricane Katrina. The second reason for the increase in revenues is the purchase of Medical Group Services, Inc on October 31,2005. Revenues generated from Medical Group Services, Inc. from the acquisition date until the December 31, 2005, were $428,587.

Costs of Revenues

The Cost of Revenues for this period increased 159% from $235,226 in 2004 to $608,373 in 2005, most directly as a result of the acquisition of Medical Group Services, Inc. and the hiring of new personnel to support the growing customer base and demand for the Medtopia Expert services. The additional personnel contributed to an increase in the Cost of Revenues Direct Salaries from $88,323 in 2004 compared to $278,786 in 2005, an increase of 214%. $83,694 of the $190,463 increase in Cost of Revenues Direct Salaries is related to new personnel hired to service the increase in billing revenue associated with Medtopia Expert sales. $106,769 of the $190,463 increase in Cost of Revenues Direct Salaries is related to personnel costs associated with delivering billing services at our newly acquired subsidiary, Medical Group Services, Inc. The acquisition of Medical Group Services, Inc. resulted in the increase of Contracted Services from $0 in 2004 to $99,232 in 2005. Medical Group Services, Inc. utilizes contracted resources, in addition to employees, to provide services to its customers. Other Cost of Revenues also increased 149%, from $51,437 in 2004 to $127,890 in 2005. $52,754 of this increase resulted from the acquisition of Medical Group Services, Inc. $23,699 of this increase resulted from increased expenses incurred from the sales and support of new Medtopia customers in new territories.

Operating Expenses

Our operating expenses increased from $1,696,971 in 2004 to $2,399,073 in 2005, an increase of 41%. This increase in operating expenses resulted in a greater loss from operations of ($1,629,815) in 2005 in comparison to ($1,286,576) in 2004, an increase of 27%. This increase in operating expenses came from several sources, most notably from the increase in compensation expense of $1,311,736 in 2005 compared to $1,012,411 in 2004, an increase of 30%. A portion of this increase, $62,121 is related to the additional employees that came on board as part of the Medical Group Services, Inc. acquisition. The remainder of the increase, $237,204, is the result of having a full year’s salary in 2005 for additional employees that were hired for administration, sales and marketing, product support, and research and development after the closing of the initial public offering in 2004. Selling, general, and administrative expenses increased dramatically as well from $648,774 in 2004 to $821,373 in 2005, an increase of 27%. These additional expenses increased as a result of our acquisition of Medical Group Services, Inc and a full year’s expenses in 2005 related to our sales and marketing and public relations activities, in addition to increased legal and accounting fees. We did not ramp up these activities in 2004 until after receiving proceeds in the public offering in 2004. The final reason for the increase is that amortization and depreciation expense increased from $35,786 in 2004 to $265,964 in 2005, an increase of 643%. This increase is a result of the amortization expense that was recorded in November and December of 2005 related to the contracts purchased in the Medical Group Services, Inc acquisition. As part of the purchase, the company recorded $709,223 of intangible assets related to the contracts that were purchased. The company is aggressively amortizing these contracts over the life of their original term. This resulted in amortization expense related to purchased contracts of $181,437 in 2005. There was no amortization expense in 2004.

Other expense increased from $1,031 in 2004 to $158,321 in 2005, an increase of 15,256%. The reason for this increase is that interest expense increased from $11,595 in 2004 to $196,863 in 2005, an increase of 1,598%. Interest was accrued beginning in July 2005 on the $5,000,000 7.5% convertible bonds, resulting in a monthly interest accrual of $31,250. The first interest payment, in the amount of $375,000 is due on June 30, 2006.

While total revenues increased 113%, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $1,788,136 in 2005 in comparison to $1,287,607 in 2004, an increase of 39%. These losses were funded with the $3,035,600 in capital raised from our public offering that was concluded on June 30, 2004, and the $5,000,000 in proceeds that were raised in conjunction with the sale of our convertible bonds in July 2005.

Liquidity and Capital Resources

In July of 2005, we raised $5,000,000 through the sale of 7.5% convertible bonds. A portion of the proceeds have been used to acquire Medical Group Services, Inc. and to continue to fund sales and marketing, operations, and research and development. As a result of this financing, and the subsequent use of a portion of the proceeds, our cash and cash equivalents increased by 144% from $1,045,780 at the beginning of the year to $2,554,897 at December 31, 2005.

As of December 31, 2005, the company had a working capital surplus of $2,166,526. As of December 31, 2005, the company had a stockholders’ equity (deficit) of $294,593 resulting from the accumulation of net losses over the last few years. Subsequent to December 31, 2005, the company purchased Premier Medical Consultants for $1.7 million. Over the past two years, we have relied on proceeds from our initial public offering in 2004 and the proceeds from our public sale of convertible bonds in 2005 to fund our operations and our acquisition strategy. To fund operations for future activities, we will continue to use the proceeds of the public bond offering that was concluded in 2005 along with proceeds generated from the sales of our products and services in order to fund sales and marketing, operations, and research and development. We also plan to raise additional funds to finance future operations and acquisitions through either equity or debt financing in 2006.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Critical accounting policies are those policies that can have a significant impact on our financial position and results of operations and require complex judgments and the most significant use of these subjective estimates and assumptions. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies also often require difficult judgments on complex matters that may be subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to our consolidated financial statements.

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

Costs of computer software developed for external uses and costs associated with technology under development are capitalized. Amortization is recorded for each of the Company’s products separately, using the greater of a) the amount calculated under the straight-line method over the remaining estimated economic life of each product, or b) the amount calculated using the ratio of current year revenue to projected total revenue for each product. Software cost amortization included in results of operations for 2005, 2004, 2003, 2002 and 2001 totaled $102,465, $95,466, $48,607, $39,306 and $20,991, respectively. Capitalization of costs begins when conceptual and design activities have been completed, technological feasibility is assured, and when management has authorized and committed to fund a project. Costs capitalized include external and internal costs of labor, materials, and services. Costs associated with training and general and administrative activities are expensed as incurred. The Company does not develop nor capitalize software for internal purposes.

Software Cost Amortization

2001	$20,991
2002	$39,306
2003	$48,607
2004	$95,466
2005	$102,465

Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended December 31, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

On October 31, 2005, we acquired Medical Group Services, Inc. During the quarter ended December 31, 2005, we implemented internal controls procedures over financial reporting for this subsidiary.

Item 7. Description Of Property

We lease our corporate headquarters in the central business district of Baton Rouge, Louisiana where we maintain our corporate offices and data center. On May 18, 2004, a Louisiana Limited Liability Company, 620 Florida, L.L.C. (the “LLC”) purchased the building where the company maintains its corporate offices (the “Property”). The LLC is owned by Thomas Frazer, William C. Ellison, William Burnell, William D. Davis, Jose S. Canseco, all board members of the company, and Michael C. Canseco, the son of Jose S. Canseco. The LLC purchased the Property subject to all leases encumbering the Property, one of which is the lease between the Company and the previous owner of the Property, Hearin Properties, a Louisiana Partnership. The Company leases 3200 square feet of space from the LLC at a monthly rental of $4,280 inclusive of utilities, ad valorem property taxes and insurance, pursuant to the assumed lease. Additionally, the Company leases from the LLC, pursuant to a month-to-month verbal lease, an additional 2640 square feet of adjacent space for a monthly rental of $3,080 inclusive of utilities, ad valorem property taxes and insurance.

The space was built out per our specifications. The office consists of 5,840 square feet and includes a data center with dedicated air conditioning and redundant electrical systems to accommodate the needs of our servers and computer systems. One of the leases has a five-year term and provides for accelerating monthly rentals. The second lease is month-to –month with a fixed monthly rental. Annual rent was $69,424 in 2004. Rent in 2005 was $79,197.

We also lease our subsidiary’s headquarters, in Tampa Florida, where we maintain Medical Group Services, Inc. office and data center. The company leases 4,256 square feet of space via a 5 year operating lease that costs the company $8,399 per month. Total rent expense related to this lease in 2005 was $16,048

We own and maintain all of our servers and technology tools necessary to deliver our products to our customers. These include: multiple single and dual-processor servers, software development products and compilers, routers, firewalls, data switches, telephone system, modems, laptops, some of our workstations, printers, and some of our office furniture. A portion of our office and computer equipment are leased under separate capital lease agreements expiring in various years through 2010. Our corporate office copy and fax system was purchased in 2004 by entering into a promissory note at 6% that is secured by the assets and is payable in monthly principal and interest installments through June 2008.

Item 8. Directors, Executive Officers and Significant Employees

We are managed by our Board of Directors. As of December 31, 2005, the Board had seven members, including three outside directors. The members of the Board serve three year staggered terms. Our executive officers serve at the discretion of the Board of Directors. The following table sets forth information regarding the names and ages of and positions held by each of our executive officers and the members of the Board of Directors as of December 31, 2005.

Name	Age	Date Joined Board	Position
Jose S. Canseco	47	2/25/2000	Vice-President of Mergers and Acquisitions, Director
William D. Davis	37	2/25/2000	Chairman, Board of Directors, Chief Technology Officer
William D. Eglin	32	Not a Board Member	President & Chief Executive Officer and Chief Financial Officer
William C. Ellison	45	2/25/2000	Secretary, General Counsel, Director
Thomas L. Frazer	60	6/4/2002	Director
William J. Burnell	54	6/4/2002	Director
Terry Jones	42	6/4/2002	Vice-President of Finance, Director
Joseph Palazzo	63	Not a Board Member	Chief Operations Officer
Frank Fazio, MD	53	5/1/2004	Director
Anthony F. Maniscalco	53	Not a Board Member	Vice-President, Revenue Cycle Management; President, MGSI

The following biographies describe the business experience of our executive officers and managers.

Jose S. Canseco, Vice President of Mergers and Acquisitions, Director

Mr. Canseco, age 47, one of the founders of the Company, is a 1981 graduate of Louisiana State University with a degree in accounting and a 1984 graduate of the Paul M. Hebert Law School at Louisiana State University. Mr. Canseco has over 18 years of experience in business and commercial practice, commercial litigation, governmental relations and in intellectual property law. Mr. Canseco is active in his community, taking a leadership role in a number of civic and business boards. Mr. Canseco is responsible for directing the Company’s business and strategic directions. From December 1997 to July 2001, Mr. Canseco was a General Partner with the Law Firm of Barton, Richardson, Canseco and Whitney, L.L.P. From January 2002 to Present, Mr. Canseco has been the General Counsel of United States Environmental Services, L.L.C., responsible for all corporate legal affairs of that entity.

From February 2000 to the present Mr. Canseco has served as a director. In addition, from August 2001 to March 2003, he was CEO of MD Technologies Inc. and from March 2003 to March 2005 he was Vice President of Policy and Planning of MD Technologies Inc. Mr. Canseco now serves as Vice President of Mergers and Acquisitions of MD Technologies Inc. His duties have included assisting Mr. Eglin and the Company with strategic planning and direction.

William D. Davis, Chief Technology Officer and Chairman of the Board of Directors

Mr. Davis, age 37, one of the founders of the Company, is a graduate of Louisiana State University in Electrical Engineering. As a pioneer in designing Internet enabled applications, he has been the driving force in bringing to market the first fully functional Internet-based healthcare application in the mid 1990’s. He has over fifteen years professional experience in various industry markets such as healthcare, education, and law. Mr. Davis oversees the company’s operations, develops strategies for execution of the company’s business plan, and assists with advanced research and development of the company’s next generation products. Mr. Davis was President of LISTech, Inc., a software development company in Baton Rouge, La. from January 1993 to July 2003. He has been President of Davis Research Group, Inc., a Louisiana based company with 3 employees that provided outsourced software development to the healthcare industry from January 2002 to January 2004. From February 2000 to March 2003, Mr. Davis served as a director and was the Chief Technology Officer of MD Technologies Inc. and was responsible for overseeing the development and deployment of the Company’s products and services. From March 2003 to March 2005, Mr. Davis served as a director and President and CEO of MD Technologies Inc. Mr. Davis now serves as Chief Technology Officer and as Chairman of the Board of Directors of MD Technologies Inc.

William D. Eglin, Chief Executive Officer, Chief Financial Officer

Mr. Eglin, 32, is a graduate of Louisiana State University with a Bachelor of Science in Accounting. Mr. Eglin is a licensed Certified Public Accountant in the state of Louisiana and is a member of both the Louisiana Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Eglin oversees the company’s operations, develops strategies for execution of the company’s business plan, and oversees the company’s financial operations. Mr. Eglin has over ten years professional experience. Prior to joining MD Technologies in April 2004, Mr. Eglin was a part of the financial management team of PHNS, an IT outsourcing and health information management firm, from 2002 to April 2004. As part of this team, Mr. Eglin managed all financial aspects of a $15 million outsourcing contract with a not-for-profit hospital. Mr. Eglin has also served as division controller of Edgen Corporation, a national distributor of products and services to the energy industry, from 1998 to 2002. His experience also includes Big Four public accounting experience with KPMG, from 1994 to 1998, where he performed services for clients in various industries ranging from manufacturing and distribution to healthcare. Mr. Eglin is also involved in community service as he serves as Treasurer of Forum 35, a non-profit group of young leaders committed to improving his community. From April 2004 to Present, Mr. Eglin has served as Chief Financial Officer of MD Technologies Inc. From March 2005 until present, Mr. Eglin has served as President and CEO and CFO of MD Technologies Inc.

Joseph Palazzo, Chief Operating Officer

Mr. Palazzo, age 63, joined the Company in July of 2001. Mr. Palazzo has a unique blend of knowledge and experience that complement the team. After receiving a degree in physics and math from Loyola University in New Orleans, Mr. Palazzo began his professional career as a programmer for UNISYS Corporation in 1967 and then moved into sales. Beginning with Medical Industry experience while at UNISYS from 1967 to September 1984, Mr. Palazzo has over 17 years of experience in the sales and support of physician practice management products. In 1990, Mr. Palazzo started and owned one of the largest distributorships of Medical Manager, one of the leading products in the medical management software industry. Mr. Palazzo sold his distributorship to Medical Manager Corporation and came out of semi-retirement to join the team. Prior to starting his Medical Manager distributorship in 1990, Mr. Palazzo started and served as the CEO and President of Qualified Technology Inc., a computer hardware and networking company in Baton Rouge, La., where he sold hardware, software, and networking services to the medical community from 1986 to 1991. Mr. Palazzo sold his distributorship to Medical Manager Corporation in 1998 and continued to work for that company until November 1999. He then worked as an independent small business consultant until joining MD Technologies in July 2001 as the Executive Vice President of Sales and Marketing. Mr. Palazzo’s unique blend of knowledge and talents in software design and writing, hardware and network installation and support and service, and healthcare practice management sales and support, makes him well suited to help the Company evolve from a research and development mode to a sales and customer support mode.

Kenneth E. Thorpe, Ph.D., Chairman, Technical Advisory Board

Dr. Thorpe, age 48, is currently the Robert W. Woodruff Professor and Chair of the Department of Health Policy & Management, in the Rollins School of Public Health of Emory University, Atlanta, Georgia, and has served in such capacity since September 1999. Previously, from September 1995 to August 1999, he was a Vanselow Professor of Health Systems Management at Tulane University School of Public Health and Tropical Medicine. From 1995 to 1999, he was a Director, Institute for Health Services Research, Tulane University School of Public Health and Tropical Medicine. Dr. Thorpe received his Ph.D. from the Rand Graduate School, his M.A. from Duke University and his B.A. from the University of Michigan. He was previously Professor of Health Policy and Administration at the University of North Carolina at Chapel Hill from 1994 to 1995, Associate Professor and Director of the Program on Health Care Financing and Insurance at the Harvard University School of Public Health from 1988 to 1990, and Assistant Professor of Public Policy and Public Health at Columbia University from 1983 to 1986. Dr. Thorpe has also held visiting faculty positions at Pepperdine University (1981 to 1984) and Duke University (1991).

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

William C. Ellison, Secretary and General Counsel, Director

Mr. Ellison, age 45, was a 1986 graduate of the University of Mississippi School of Law, where he served as a member of the Moot Court Board from 1984-1986. Mr. Ellison has twenty (20) years of legal experience in the areas of products liability, intellectual property, commercial litigation, corporate and insurance law and general tort litigation. He is a contributing editor to the Business Torts Desk Reference, A Fifty State Compendium, the Products Liability Desk Reference, A Fifty State Compendium and the Tort Litigation Desk Reference, A Fifty State Compendium. Mr. Ellison is a former partner with the firm of Hamlin, Griffin and Ellison. From February 2000 to present, Mr. Ellison has served as a member of the Board of Directors and Secretary and General Counsel of MD Technologies Inc. He is responsible for overseeing the company’s legal affairs.

Thomas L. Frazer, Director

Mr. Frazer, age 60, holds bachelor’s (1967) and master’s (1969) degrees in accounting from Louisiana State University. He is a partner in Frazer & Persac, A Professional Accounting Corporation, a CPA practice specializing in tax and financial services since 1980. He is a Certified Financial Planner and a member of AICPA and Louisiana Society of CPA’s. From September 2000 to Present, Mr. Frazer served as a Director of TilTech Aquaculture, LLC, an aquaculture firm. He also currently serves as a director of Trace Security, Inc. (August 2005 to present, Software Firm), and Future System Advisors, LLC (September 2005 to present, Insurance Systems and Product Development Company). He is a former Director of numerous other companies, including Fifth Generations Systems, Inc. (January 1987 to October 1993), a software firm with $50,000,000+ in sales annually, where he was Chairman and the largest individual shareholder. He also served as a Vice President and Director of Helix BioMedix, Inc., a public biopharmaceutical company focusing on the discovery, synthesis and commercialization of novel, bioactive lytic peptides proprietarily termed Cytoporins, from October 1994 until September 1999, and served as Vice President – Treasurer, Chief Financial Officer and Director from October 1999 until June 2001. Mr. Frazer is active in numerous civic organizations. He is currently a member of the Executive Committee of LSU Research and Technology Foundation (January 2004 to present), Chairman of the Board of St. James Place, a continuing care retirement community (July 2003 to Present), and a Member of the Board of Directors, Baton Rouge Area Foundation (March 2006 to Present). Mr. Frazer is also active in other business endeavors such as real estate and the organization of several local companies. He has served as a director since June 2002.

William J. Burnell, Director

Mr. Burnell, age 54, has worked primarily in financial services, small business lending, and the banking industry, technology and economic development. He is currently President and Executive Director of Business Resource Capital Specialty Business and Industrial Development Corp. (BRC), and has served in such capacity since March 1999. From March 2000 to Present, Mr. Burnell has served as the Executive Director and President of the New Orleans Regional Loan Corp., a non-profit corporation formed in 1978 to assist local governments in promoting business expansion and development in southeastern Louisiana. Mr. Burnell is responsible for the management as well as the budget and financial decisions and direction for both companies. He also deals with local, state and federal business economic programs in providing financing programs and technical assistance to small and emerging businesses in southeastern Louisiana. From October 1988 to November 1999, Mr. Burnell was employed with Oracle Corporation as a practice manager in the financial services sector, where he provided information technology consulting to financial institutions in the Southeast. He was employed from September 1976 to June 1998 with First Commerce Corporation, a $10 billion bank holding company located in New Orleans, Louisiana, as a Senior Vice-President and Team Leader for the Credit Review and Audit Division, where he had overall responsibility for maintaining and reporting on the company’s assets. Mr. Burnell has served as a director since June 2002.

Terry Jones, Vice President of Finance, Director

Mr. Jones, age 42, graduated from Louisiana State University with a B.S. in Finance. From November 2000 to Present, he has been President of SBL Capital Corporation, a Louisiana Certified Capital Company (“CAPCO”). SBL has investments in various industries, including wireless technology and software technology. From January 1998 to Present, Mr. Jones has been President of Dean Capital, L.L.C., which provides financial consulting services to businesses. Prior to Dean Capital, Mr. Jones was a Regional Vice President with the Business Loan Center (“BLC”), a New York based publicly traded non-bank lender (January 1998 to December 1998). He joined BLC after leaving Source Capital where he served as a Vice President and Director of Underwriting and managed venture capital deals and conducted corporate finance work including debt/equity placements (January 1995 to December 1997). Mr. Jones has been recognized for his professional and civic achievements and was a founder of the Iberville Business Incubator. He is also a Board Member and investor for several companies other than MD Technologies Inc., including SBL Capital Corporation (October 2000 to Present), Dean Capital, L.L.C. (January 1998 to Present), Medi-Clean, LLC (December 2001 to Present), and Affiliated Pasta Restaurant Group (May 2002 to Present). Mr. Jones has been a director since June 2002 and Vice President of Finance from September 2003 to Present.

Frank Fazio, MD, FACS, Director

Dr. Fazio, age 53, has been in the private practice of ear, nose, and throat medicine and surgery in Baton Rouge, Louisiana since 1981 and plans to practice medicine for several more years. Dr. Fazio graduated from L.S.U. Medical School in 1976 and he completed General Surgery, research and E.N.T training at Charity Hospital and the Kresgie Hearing Lab of the South, both located in New Orleans. Always interested in innovative ideas to promote better patient care, he became active during the startup of Medtopia in an effort to offer a reliable, reasonably priced and adaptive way to handle practice information and financial data.

Anthony F. Maniscalco, Vice-President, Revenue Cycle Management

Mr. Maniscalco, age 53, joined the MD Technologies Inc. team on October 31, 2005, as a result of the Medical Group Services, Inc. acquisition. Mr. Maniscalco is a graduate of the University of South Florida. He co-founded Medical Group Services, Inc. in 2000 and has served as the organization’s CEO since inception. Mr. Maniscalco has over ten years experience with national medical practice management companies with medical receivable collections exceeding $40 million annually. He currently oversees the operations and growth of the company’s revenue cycle management division.

Item 9. Remuneration of Directors and Officers

The Company entered into 5-year employment agreements with William D. Davis and Jose S. Canseco as August 8, 2003. The annual salary set forth in these contracts is $102,000 and $97,000, respectively. The Company has also entered into a 3-year employment agreement with William D. Eglin as of July 29, 2005. The annual salary as set forth in the contract is $125,000. The company has the option to pay $25,000 of the $125,000 annual salary in either cash or stock. We also entered into an employment agreement with Terry Jones on September 24, 2003 to hire Mr. Jones as Vice President of Finance. Mr. Jones’ contract is not subject to a term and his annual salary was initially $95,000. As of July 2005, Mr. Jones’ annual salary was reduced to $60,000. Each of these employment agreements sets forth the base salary for the first year only, and provides that the annual base salary shall be reviewed before January 1 of each year by the Board of Directors to determine if such salary should be increased for the following year. Each of these agreements further provides that the salary shall be increased yearly by at least the amount of the increase in the Consumer Price Index for All Urban Consumers for the past year. The following table sets forth certain information regarding compensation for fiscal year 2004.

Summary Compensation Table

Officer	Position	Cash	Shares(6)	Options
Jose S. Canseco	Vice President of Mergers and Acquisitions, Director	$95,200	1,600
William D. Davis (1)	Chairman, Board of Directors, Chief Technology Officer	$90,215	1,600
William D. Eglin (2)	President, & Chief Executive Officer & Chief Financial Officer	$90,844
William C. Ellison	Secretary, General Counsel, Director	0	1,600
Thomas L. Frazer	Director	0	3,600
William J. Burnell	Director	0	3,600
Frank Fazio, MD	Director	0	1,600
Terry Jones(3)	Vice President of Finance, Director	$71,839	3,600
Joseph Palazzo(4)	Chief Operations Officer	$101,950		5,000
Kenneth E. Thorpe, Ph.D.	Chairman, Technical Advisory Board	0
Anthony F. Maniscalco(5)	Vice President, Revenue Cycle Management, CEO, Medical Group Services, Inc.	$18,667

(1)	Mr. Davis’ cash compensation includes $19,123 that was accrued and not paid as of December 31, 2005.
(2)	Effective March 23,2005, Mr. Eglin’s annual salary is $100,000 in cash and $25,000 in stock or cash (based on the board of directors’ discretion). $10,208 of the cash portion of Mr. Eglin’s compensation was accrued but not paid at December 31st, 2005. The stock portion of Mr. Eglin’s compensation will not be earned until the end of the first year of his employment.
(3)	Mr. Jones annual salary is $60,000, effective July 1, 2005. Since July 1, 2005, the company has been accruing the salary payable to Mr. Jones at a rate of $5,000 per month. Included in Mr. Jones cash salary is $30,000 of accrued salary that was not paid to Mr. Jones and will be paid to Mr. Jones in the future.
(4)	Included in Mr. Palazzo’s cash compensation is $36,753 that has been accrued by the company, but not yet paid. Management granted the options listed as compensation to Mr. Palazzo on April 27, 2005. The strike price of each option is $2.40. The options expire on April 27, 2010.
(5)	Mr. Maniscalco became an employee of the company as a result of the acquisition of Medical Group Services, Inc. on October 31, 2005. His annual salary is $120,000.
(6)	The company awarded stock to board members and audit committee members in 2005. 200 shares were awarded for each board meeting. There were eight board meetings in 2005. These shares have not yet been issued 400 shares were awarded for each audit committee meeting held in 2005. There were five audit committee meetings in 2005. These shares have not yet been issued.

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

The plan is administered by the Board of Directors or can be administered by a committee appointed by the Board, which committee shall consist of not less than two directors. The Board of Directors, or the committee if there is one, at its discretion, can select the eligible employees and consultants to be granted awards and determine the number of shares to be applicable to such award. The shares subject to awards granted under the plan are shares of common stock that are authorized but un-issued. The aggregate number of shares which may be issued as awards or upon exercise of awards under the plan is 1,000,000 shares. There were 58,562 options issued under the plan in 2005. The shares that may be issued pursuant to the exercise of an option awarded by the plan will not be registered under the Securities Act of 1933.

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

Item 10: Security Ownership of Management and Certain Beneficial Holders

The following table sets forth, as of December 31, 2005, certain information with respect to the beneficial ownership of shares of common stock of MD Technologies by each person known to beneficially own five percent or more of the outstanding equity and each of the officers and directors.

Name	Number of Shares	Percent of Total Equity
William D. Eglin(1)	50,000	1.2%
William D. Davis(2)	882,466	21.9%
Ricardo Marcos, Jr. (3)	492,499	12.2%
Jose S. Canseco(4)	498,749	12.4%
William C. Ellison(5)	139,374	3.5%
Thomas L. Frazer (6)	60,411	1.5%
Frank Fazio, M.D. (7)	41,000	1.0%
Kenneth Thorpe, Ph.D.	131,250	3.3%
William J. Burnell(8)	79,161	2.0%
Terry Jones(9)	29,161	0.7%
Joseph Palazzo(10)	42,498	1.1%
Anthony F. Maniscalco(11)	70,833	1.8%
All officers and directors as a group(1) (2) (4) (5) (6) (7) (8) (9) (10)	2,517,408	62.4%

(1)	Includes 50,000 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(2)	This amount includes 251,644 shares owned by Mr. Davis’s wife, Dawn Haase-Davis and 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.

(3)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(4)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 6,250 shares held in the name of the Emily McQuown Ellison Trust, and 6,250 shares held in the name of the Ara Alexandra Ellison Trust, of which two trusts Mr. Canseco serves as trustee.
(5)	Includes 14,374 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 50,000 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.00.
(6)	Includes 50,000 shares held in the name of Frazer Technology, LLC, which is wholly owned by Tommy Frazer, 4,161 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40, and 6,250 shares that may be acquired through the exercise of warrants to purchase our shares at an exercise price of $2.40.
(7)	Includes 16,000 shares held in the name of Clinic of ENT Head and Neck Pension for the benefit of Frank Fazio.
(8)	Includes 75,000 shares held in the name of BRC Specialty BIDCO, Inc., which is controlled by Mr. Burnell, and 4,161 shares that may be acquired through the exercise of options to purchase our shares at an exercise price of $2.40.
(9)	Includes 4,161 shares that may be acquired through the exercise of options to purchase our shares at a strike price of $2.40 held by Mr. Jones and 7,500 shares that may be acquired through the exercise of warrants to purchase our shares at a strike price of $2.00 held by SBL Capital, Inc., which is wholly owned by Mr. Jones and 17,500 shares that may be acquired through the exercise of options to purchase our shares at a strike price of $2.00 held by Dean Capital, Inc., which is wholly owned by Mr. Jones.
(10)	Includes 5,000 shares that may be acquired through the exercise of options to purchase our shares at a strike price of $2.40 held by Mr. Palazzo.
(11)	Mr. Maniscalco’s shares are currently being held in escrow pending the achievement of certain targets per the Medical Group Services, Inc. purchase agreement, dated October 31st, 2005.

Options, Warrants and Rights

The following table sets forth, as of December 31, 2005, certain information with respect to the beneficial ownership of options for shares of common stock of MD Technologies by each person known to beneficially own five percent or more of the outstanding equity and each of the officers and directors.

Name of Holder	Title of Securities	No. of Options	Exercise Price		Expiration Date
William D. Eglin	Option to Purchase Common Stock	25,000 25,000	$ $	2.40 2.40	4/12/2010 4/12/2011
Jose S. Canseco	Option to Purchase Common Stock	14,374		$2.40	4/23/2008
William D. Davis	Option to Purchase Common Stock	14,374		$2.40	4/23/2008
William C. Ellison	Option to Purchase Common Stock	14,374 50,000	$ $	2.40 2.00	4/23/2008 Indefinite
Thomas L. Frazer	Option to Purchase Common Stock	4,161		$2.40	4/23/2008
	Warrant to Purchase Common Stock	6,250		$2.40	8/8/2008
William J. Burnell	Option to Purchase Common Stock	4,161		$2.40	4/23/2008
Terry Jones	Option to Purchase Common Stock	4,161		$2.40	4/23/2008
Joe Palazzo	Option to Purchase Common Stock	5,000		$2.40	4/27/2010
Dean Capital, L.L.C.(1)	Option to Purchase Common Stock	17,500		$2.00	6/30/2008
SBL Capital Group, Inc.(1)	Warrant to Purchase Common Stock	7,500		$2.00	Indefinite

(1)	Wholly owned by Terry Jones

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

William Ellison, one the company’s directors, was a partner in two law firms in 2005 that the company utilized for legal services. Total payments to Hamlin, Griffin, & Ellison, and Bordelon, Hamlin, & Theriot totaled $33,014 in 2005.

Part II

Item 1. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the NASDAQ OTC Bulletin Board market under the symbol “MDTO.OB.” The stock was first listed on OTC Bulletin Board on July 21, 2004.

The following table provides the high and low prices of our Common Stock during 2004 and 2005 as quoted by NASD OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter	High Price	Low Price
3Q 2004	$3.00	$2.35
4Q 2004	$3.00	$0.65
1Q 2005	$2.75	$2.65
2Q 2005	$3.25	$1.30
3Q 2005	$3.00	$2.25
4Q 2005	$3.00	$1.99

Holders

As of December 31, 2005, there were 53 registered holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	294,335	2.20	705,665

Item 2. Description of Exhibits

A list of exhibits is set forth below under Item 2 of Part III on page 26.

Item 3. Changes in and Disagreements with Accountants

None.

Item. 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance

All reports were filed on a timely basis.

Item 6. Other information

None.

PART F/S

The consolidated financial statements are attached hereto on pages F-1 through F-14.

PART III

Item 1. Index to Exhibits

Exhibit Number	Description
2.1	Certificate of Incorporation*

2.2	Bylaws*

3.1	Form of stock certificate*

6.1	Employment Agreement of William D. Davis*

6.2	Employment Agreement of Jose S. Canseco*

6.3	Joint Development and License Agreement with Emory Healthcare*

6.4	Nonqualified Stock Option Plan*

6.5	Promissory Note to William C. Ellison**

6.6	Promissory Note to Jose S. Canseco*

6.7	Promissory Note to William D. Davis*

6.8	Promissory Note to Thomas L. Frazer*

6.9	Note Purchase Agreement with SBL Capital Corporation*

6.10	Employment Agreement of Terry Jones*

6.11	Lease Agreement with Hearin Properties*

6.12	Advertising Agreement with The Graham Group, Inc. and Graham Group Interactive, Inc.*

6.13	CPE Sale Contract with Eatel**

10.1	Envoy Provider Agreement as of February 17, 2004******

10.2	MGSI Purchase Agreement***

10.3	Employment Agreement of Anthony Maniscalco***

10.4	Employment Agreement of Brina Cabrera***

10.5	Premier Purchase Agreement****

10.6	Employment Agreement of Jon Trezona****

10.7	Articles of Incorporation of MGSI

10.8	Bylaws of MGSI

10.9	Articles of Incorporation of Premier

10.10	Bylaws of Premier

10.11	Employment Agreement of William D. Eglin *****

10.12	E-Care Agreement with MGSI

10.13	Mysis Agreement with MGSI

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in connection with the Form 10-SB filed on December 12, 2003
**	Previously filed in connection with the Form 10-SB filed on December 16, 2003
***	Previously filed in connection with the 8-K filed on November 4, 2005
****	Previously filed in connection with the 8-K filed on February 21, 2006
*****	Previously filed in connection with the 10QSB filed on November 10, 2005
******	Previously filed in connection with the 10KSB filed on March 30, 2005

Item 2. Description of Exhibits

See Item 1 above.

CONSOLIDATED FINANCIAL STATEMENTS

MD Technologies Inc. Consolidated Financial Statements December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MD Technologies Inc.

We have audited the accompanying consolidated balance sheet of MD Technologies Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MD Technologies Inc. as of December 31, 2005, and the results of its consolidated operations, changes in stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

February 17, 2006

/s/ COMISKEY & COMPANY

PROFESSIONAL CORPORATION

MD Technologies Inc.

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$2,454,897
Restricted cash	100,000
Accounts receivable (net of allowance of $65,000)	238,531

Prepaid expenses	17,734

Total current assets	2,811,162

Property and Equipment
Computer equipment and software	566,496
Assets under capital lease	64,255
Furniture and fixtures	176,303

807,054
Less: Accumulated depreciation	447,269

359,785
Capitalized software costs held for sale, net	266,483

Other Assets
Bond offering costs (net)	75,175
Other assets	15,363
Contracts (net)	527,876
Goodwill	1,416,844

Total other assets	2,035,258

Total assets	$5,472,688

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$238,837
Accrued expenses and interest	230,192
Deferred compensation	98,228
Deferred revenue	12,430
Current portion of note payable	6,821
Current portion of obligation under capital lease	58,128

Total current liabilities	644,636

Long Term Liabilities
Note payable, net of current portion	10,977
Obligation under capital lease, net of current portion	111,668
Bonds payable	5,000,000

Total long term liabilities	5,122,645

Total liabilities	5,767,281

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 20,000 shares authorized No shares issued or outstanding	—
Common stock, $0.0004 par value; 30,000,000 shares authorized 4,988,895 shares issued and 3,949,313 shares outstanding	1,962
Additional paid-in-capital	4,359,357
Treasury stock	(383)
Accumulated deficit	(4,655,529)

Total stockholders’ equity (deficit)	(294,593)

Total liabilities and stockholders’ equity (deficit)	$5,472,688

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2005 and 2004

	2005	2004
REVENUES
Sales and service revenue	$1,377,631	$645,621

Total revenues	1,377,631	645,621

COSTS OF REVENUES
Salaries direct	278,786	88,323
Depreciation	102,465	95,466
Contracted services	99,232	—
Other cost of revenue	127,890	51,437

Total cost of revenues	608,373	235,226

Gross profit	769,258	410,395

OPERATING EXPENSES

Compensation expense	1,311,736	1,012,411
Depreciation and amortization	265,964	35,786
Selling, general, and administrative expenses	821,373	648,774

	2,399,073	1,696,971

Loss from operations	(1,629,815)	(1,286,576)

OTHER INCOME (EXPENSE)

Interest income	38,542	10,564

Interest expense	(196,863)	(11,595)

Total other income (expense)	(158,321)	(1,031)

Loss before income taxes	(1,788,136)	(1,287,607)

NET LOSS	$(1,788,136)	$(1,287,607)

Loss per share: (Basic)	$(0.45)	$(0.36)

Weighted average number of shares outstanding - basic	3,949,313	3,622,317

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,788,136)	$(1,287,607)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	372,429	131,252
Allowance for doubtful accounts	65,000	—
Options issued for services	20,400	—
Net change in:
Accounts receivable	(46,296)	(10,646)
Prepaid expenses	16,144	(19,725)
Accounts payable	33,974	(139,930)
Accrued expenses and interest	157,686	(70,403)
Deferred compensation	98,228	—
Deferred revenue	(2,125)	10,555

Net cash flows from operating activities	(1,072,696)	(1,386,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase of subsidiary	(17,742)	—
Purchase of subsidiary	(2,100,000)	—
Plant and equipment purchases	(32,286)	(150,070)
Capitalization of software development costs	(84,237)	(190,209)

Net cash flows from investing activities	(2,234,265)	(340,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(79,175)	129,186
Issuance of bonds for cash	5,000,000	—
Issuance of common stock for cash, net of offering costs	—	2,888,711
Repayment of debt	(81,418)	(72,202)
Repayment of obligation under capital lease	(23,329)	(4,872)
Loans from related party, net of repayments	—	(172,046)
Decrease in stock subscriptions receivable	—	863

Net cash flows from financing activities	4,816,078	2,769,640

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,509,117	1,042,857
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,045,780	2,923

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,554,897	$1,045,780

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Totals
	Number Of Shares	Amount
Balances as of December 31, 2003	3,640,728	594	1,450,751	(383)	(1,579,786)	(128,824)
Stock issued for cash, $2.40 per share	1,264,833	505	3,035,095	—	—	3,035,600
To charge off deferred offering costs of public offering	—	—	(146,889)	—	—	(146,889)
receivable	—	863	—	—	—	863
Net loss	—	—	—	—	(1,287,607)	(1,287,607)

Balances as of December 31, 2004	4,905,561	$1,962	$4,338,957	$(383)	$(2,867,393)	$1,473,143
Stock issued in acquisition, $2.40 per share	83,334
Stock options issued below market value of stock			20,400			20,400
Net loss	—	—	—	—	(1,788,136)	(1,788,136)
Balances as of December 31, 2005	4,988,895	$1,962	$4,359,357	$(383)	$(4,655,529)	$(294,593)

The accompanying notes are an integral part of the consolidated financial statements.

1. Summary of Significant Accounting Policies

Description of the Business

MD Technologies, Inc. (the Company) provides administrative and clinical products and services to the healthcare industry, including a patient accounting system, a document management system, an electronic medical record system, patient interactivity applications, and billing and accounts receivable management services. The Company’s software tools and services allow physicians and their office staff to access data over the Internet, thereby reducing hardware equipment and maintenance costs for their customers.

On October 31st, 2005, the company purchased 100% of the outstanding voting stock of Medical Group Services, Inc. Accordingly, the results of operations for Medical Group Services, Inc. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of growing our customer base and expanding our offering of solutions and services to healthcare providers.

Please see Note 2, Acquisition of Medical Group Services, Inc, for further description regarding this transaction.

MD Technologies, Inc. was incorporated in Delaware on February 25, 2000.

Accounting Method

The Company records revenues and expenses on the accrual method.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of MD Technologies Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the Company. Title transfers FOB shipping point. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer, and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts. Revenue is reported net of discounts and allowances of $217,305 and $97,868 in 2005 and 2004, respectively.

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

Costs of computer software developed for external uses and costs associated with technology under development are capitalized. Amortization is recorded for each of the Company’s products separately,

1. Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

using the greater of a) the amount calculated under the straight-line method over the remaining estimated economic life of each product, or b) the amount calculated using the ratio of current year revenue to projected total revenue for each product. Software cost amortization included in results of operations for 2005 and 2004 totaled $102,465 and $95,466, respectively. Capitalization of costs begins when conceptual and design activities have been completed, technological feasibility is assured, and when management has authorized and committed to fund a project. Costs capitalized include external and internal costs of labor, materials, and services. Costs associated with training and general and administrative activities are expensed as incurred.

The Company reviews long-lived assets for impairment annually, and periodically whenever events or changes in circumstances indicate that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Income Taxes

Pursuant to SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the consolidated financial statements, and consists of taxes currently due plus deferred taxes. Deferred income taxes are provided for revenue and expense items reported in different periods for financial statement and income tax purposes. The primary taxable and deductible temporary differences are the Company’s issuance of options for services, resulting in additional compensation costs for financial reporting purposes, which are not deductible for tax purposes, carrying value of assets, and non-benefited operating loss carryforwards.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Advertising and Marketing

Advertising and marketing costs are generally charged to operations in the year incurred. Total advertising and marketing costs were $66,496 and $119,187 in 2005 and 2004, respectively.

Debenture Offering Costs

The company has capitalized issuance costs related to its offering of convertible debentures. These costs are currently being amortized ratably over the life of the debentures. Amortization expense of debenture offering costs in 2005 was $4,000.

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

1. Summary of Significant Accounting Policies (continued)

Concentration of Risk

The Company provides services to the medical community. It extends credit to its customers, primarily medical practitioners’ groups for which it requires no collateral. Management believes its receivables risk is mitigated by the creditworthiness of its customers.

The Company maintains cash in excess of federally insured limits. The amount in excess at December 31, 2005, was approximately $2,443,000.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with generally accepted accounting principles, requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Compensated Absences

Employees of the Company are entitled to compensated absences depending on job classification, length of service, and other factors. At December 31, 2005, the company had accrued $25,134 of expense related to compensated balances. In previous years the amounts were minimal, and accordingly, no prevision was recorded.

Goodwill

Goodwill is recorded under the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. Goodwill is not longer amortized but is tested at least annually in accordance with the provisions of SFAS 142. For income tax purposes, Goodwill is amortized using the straight-line method over the estimated useful life.

Of the $2,011,309 of intangible assets acquired in the Medical Group Services, Inc. acquisition, $1,302,086 has been assigned to goodwill, which is not being amortized. The $709,223 balance of acquired intangibles has been assigned to Contracts and is being amortized over the useful life of each of the acquired contracts.

Accounting for Stock Issued to Employees

In December 2002, the FASB issued SFAS No. 148, Accounting or Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its stock option plan in accordance with the recognition and measurement principles of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 are effective for financial statements for fiscal years

1. Summary of Significant Accounting Policies (continued)

Accounting for Stock Issued to Employees (continued)

ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

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

	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(1,788,136)	$(1,885,102)	$(1,287,607)	$(1,304,327)

Basic loss per share	$(0.45)	$(0.48)	$(0.36)	(0.36)

The average fair value of options granted during fiscal 2005 and 2004 was $1.53 and $1.07 (as restated), respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4% and 4%; expected life of 3 to 10 years; dividend yield percentage of 0%; and volatility of 79% and 45% for each of the two years ended December 31, 2005 and 2004, respectively.

Recently Issued Accounting Standards

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of SFAS No. 155 will have on our consolidated financial statements, if any.

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

2. Acquisition of Medical Group Services, Inc. ($3,000,000)

On October 31st, 2005, MD Technologies Inc. acquired 100 percent of the outstanding common shares of Medical Group Services, Inc. The results of Medical Group Services, Inc. operations have been included in the consolidated financial statements since that date. Medical Group Services, Inc. is a provider of revenue cycle management services to physician practices. The aggregate purchase price was $3,000,000. Of the total purchase price, $2,100,000 was paid in cash at closing. Under the terms of the acquisition agreement, the former shareholders of Medical Group Services, Inc. will receive the remaining $900,000 in consideration in the form of cash and the company’s stock if certain future operating performance targets are met over the next 24 months. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill arising in the acquisition. A portion of the additional consideration ($100,000 in cash and 83,334 shares of common stock valued at $2.40 per share) is currently being held in escrow.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At October 31st, 2005

Current assets	$217,000
Fixed assets	185,000
Other assets	5,000
Intangibles	709,000
Goodwill	1,417,000

Total assets acquired	$2,533,000

Current liabilities	$285,000
Long-term debt	148,000

Total liabilities assumed	$433,000

Net assets acquired	$2,100,000

2. Acquisition of Medical Group Services, Inc. ($3,000,000) (continued)

The $1,417,000 of goodwill was assigned to our Medical Group Services, Inc. reporting unit. Of this amount, the Company has not yet determined what portion of the goodwill could be tax deductible. The $709,000 of intangibles is related to the value of the contracts acquired. The Company is amortizing the value of the contracts on an individual basis, determined by the number of remaining months on the contract at the date of acquisition, which vary from 1 to 20 months.

3. Lease Commitments

The Company leases a portion of its corporate headquarters for $4,280 per month under a month-to-month operating lease agreement that went into effect June 1, 2005. The Company leases the remainder of its corporate headquarters for $3,080 per month under a month-to-month operating lease agreement that went into effect March 1, 2004. The Company’s subsidiary, Medical Group Services Inc., leases its office space in Tampa, FL, for $5,878 per month under a five year operating lease that expires January 15, 2008. The company also has five other operating leases expiring in various years until 2007. Monthly lease payments on these five operating leases range from $179 to $1,530. Total expense related to operating leases for each of the years ended December 31, 2005 and 2004 totaled $103,673 and $69,424, respectively.

Minimum future rentals under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2005 for each of the next two years and in the aggregate are:

Year ended	Amount
2006	$105,427
2007	51,595

Total minimum lease payments:	$157,022

The company leases office and computer equipment at its two locations under multiple capital lease arrangements expiring in various years through 2010. Monthly lease payments range from $404 to $3,319. The assets and liabilities under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 2005 and 2004.

Future minimum lease payments under capital leases as of December 31, 2005 for each of the next five years and in the aggregate are:

Year Ended	Amount
2006	$75,868
2007	68,986
2008	43,929
2009	11,888
2010	2,835

Total minimum lease payments	203,506
Less: Amount representing interest	(33,710)

Present value of net minimum lease payments	$169,796

Interest rates on capitalized leases vary from 7.63% to 14.28% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate or return.

4. Statements of Cash Flows

Supplemental disclosures of cash information:

Cash paid during the year ended December 31:

	2005	2004
Interest	$9,312	$23,120

Income taxes	$—	$—

Noncash transactions:

Book cost of property and equipment acquired	$52,432	$221,465
Long-term debt obligations incurred for equipment acquired	(—)	(27,286)
Long-term capital lease obligations incurred for equipment acquired	(20,146)	(44,109)

Equipment acquired for cash	$32,286	$150,070

5. Income Taxes

The Company has Federal net operating loss carry forwards totaling approximately $5,242,000, which expires between 2020 and 2025.

The components of the provision for income taxes are as follows:

	2005	2004
Current income taxes paid or payable	$—	$—
Increase in deferred tax assets	—	—

	$—	$—

Deferred income taxes are provided on temporary timing differences between financial statement and income tax reporting. The components of deferred income tax assets and liabilities are as follows:

	2005	2004
Deferred tax liabilities
Fixed assets	$57,000	$12,000

Total deferred tax liabilities	57,000	12,000

Deferred tax assets
Fixed assets		—
Non-benefited loss carryforwards	1,520,000	839,000

Total deferred tax assets	1,520,000	839,000
Net deferred tax asset	1,463,000	827,000
Less: valuation allowance	(1,463,000)	(827,000)

Net deferred tax asset	$—	$—

The valuation allowance increased by $636,000 and $283,000 for the years ended December 31, 2005 and 2004, respectively.

The effective tax rate differs from statutory rates applied to financial statement income and loss due primarily to the effects of the valuation allowance for deferred tax assets.

6. Notes Payable

At December 31, 2005, the Company was obligated under the following notes:

	Current	Long-Term
7.5% 10 year unsecured convertible debentures, interest due semi-annually, first interest payment due June 30, 2006; principal due June 30, 2015	$—	$5,000,000

6% installment note, secured by assets, payments of $642 per month, principal and interest payable through June 2008.	$6,821	$10,977

	$6,821	$5,010,977

The holders of the convertible debentures have the right, exercisable at any time beginning one year from issuance, to convert the principal amount of the Debentures into 4,444 shares of the Company’s common stock for every $10,000 in principal converted.

Maturities on long-term debt as of December 31, 2005 are as follows:

Due by December 31	Amount
2006	$6,821
2007	$7,242
2008	$3,735
2009	$0
2010	$0
Thereafter	$5,000,000

$5,017,798

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

Stock Options and Warrants

The Company has issued common stock purchase options to its employees, directors, and consultants. All options issued prior to December 31, 2003 are exercisable immediately, and the terms and conditions of each option grant are specified by the board of directors. Of the options granted in 2004, one-half vest on April 12, 2005 and one-half vest on April 12, 2006, and the terms and conditions of each option grant are specified by the board of directors. Of the options granted in 2005, 38,562 are exercisable immediately, and 20,000 will vest annually in four equal increments beginning in 2006.

7. Stockholders’ Equity (continued)

Stock Options and Warrants (continued)

A summary of option activity is as follows:

Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Options outstanding as Of December 31, 2003	185,836	2.09	185,836	2.09
Options granted	50,000	2.40	—	—
Options expired	—	—	—	—
Options exercised	—	—	—	—

Options outstanding as Of December 31, 2004	235,836	2.15	185,836	2.09
Options granted	58,562	2.40	38,562	2.40
Options expired	—	—	—	—
Options exercised	—	—	—	—

Options outstanding as of December 31, 2005	294,398	$2.20	249,398	$2.17

	Range of Price	Original Life	Weighted Average Remaining Life
Granted during 2001	$2.00	Indefinite	Indefinite
Granted during 2002	$1.32 to $2.00	36 months to indefinite	24 months to indefinite
Granted during 2003	$2.40	60 months	28 months
Granted during 2004	$2.40	60 months	48 months to 60 months
Granted during 2005	$2.40	60 months to 120 months	60 months to 120 months

All options granted prior to December 31, 2003 are vested at December 31, 2005. Of the options granted in 2004, half are vested at December 31, 2005 and half will vest in 2006. Of the options granted in 2005, 38,562 are vested at December 31, 2005. The remaining 20,000 options issued in 2005 will vest at a rate of 5,000 shares per year beginning in 2006.

For periods up to and including the year ended December 31, 2005, the Company has applied Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Compensation expense totaling $20,400 was recorded for the intrinsic value of options granted in the money in 2005.

Stockholders’ Equity and Comprehensive Income

The Financial Accounting Standards Board released SFAS No. 130 – Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2005, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

8. Related Party Transactions

The Company leases its principal operating location under two separate leases with 620 Florida LLC. 620 Florida LLC is owned and controlled by members of the Company’s board of directors. These members of

8. Related Party Transactions (continued)

the board of directors are: Jose Canseco, William Davis, Thomas Frazer, William Ellison, and William Burnell. The amount of rent expense related to payment to 620 Florida LLC for the years ended December 31, 2005, and December 31, 2004, were $79,197 and $49,032 respectively.

The Company also obtained legal services in 2005 from two law firms (Hamlin, Griffin, & Ellison; and Bordelon, Hamlin, & Theriot) in which William Ellison, one of our directors, is a partner. Total legal expense related to payment to these two legal firms was $33,014 in 2005.

9. Reclassification of Prior Year Amounts

Certain items on the statement of operations have been reclassified to conform to current year classification. This reclassification has no effect on previously reported income.

10. Subsequent Event

On February 14, 2006, the Company purchased all of the outstanding stock of Premier Medical Consultants, Inc., of Largo, Florida. The total of purchase price of $1,700,000 was comprised of $1,615,000 in cash and 34,000 shares of the company’s common stock valued at $2.50 per share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc.
(Registrant)

Date: March 30, 2006	By :	/s/ William D. Eglin
William D. Eglin
President & Chief Executive Officer,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William D. Eglin William D. Eglin	3/30/06 Date
President, CEO & CFO

/s/ William D. Eglin William D. Eglin Controller and Chief Accounting Officer	3/30/06 Date

/s/ William D. Davis William D. Davis Chairman, Board of Directors	3/30/06 Date

/s/ Jose S. Canseco Jose S. Canseco Director	3/30/06 Date

/s/ William C. Ellison William C. Ellison Director	3/30/06 Date

/s/ William J. Burnell William J. Burnell Director	3/30/06 Date

/s/ Thomas L. Frazer Thomas L. Frazer Director	3/30/06 Date

/s/ Terry Jones Terry Jones Director	3/30/06 Date

Frank Fazio, MD Frank Fazio, MD Director	. Date