Form 10QSB
period 2006-03-31
MD TECHNOLOGIES INC
filed 2006-05-11
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 4,066,647 shares outstanding as of May 3, 2006.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

MD TECHNOLOGIES INC.

INDEX TO FORM 10-QSB

March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MD Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	Dec. 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$508,261	$2,454,897
Restricted Cash	100,000	100,000
Accounts receivable (net)	591,441	238,531
Prepaid expenses	8,357	17,734

Total current assets	1,208,059	2,811,162

Property and Equipment
Computer equipment and software	824,290	566,496
Assets under capital lease	64,255	64,255
Furniture and fixtures	280,992	176,303

	1,169,537	807,054
Less: Accumulated depreciation	688,820	447,269

	480,717	359,785
Capitalized software costs held for sale, net	242,729	266,483

Other Assets
Bond offering costs (net)	73,175	75,175
Other Assets	21,665	15,363
Contracts (net)	1,425,954	527,876
Goodwill	1,951,089	1,416,844

Total other assets	3,471,883	2,035,258

Total assets	$5,403,388	$5,472,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$561,886	$238,837
Accrued expenses and interest	424,392	230,192
Deferred Compensation	118,228	98,228
Deferred Revenue	7,845	12,430
Current portion of note payable	6,924	6,821
Current portion of obligation under capital lease	74,267	58,128

Total current liabilities	1,193,542	644,636

Long Term Liabilities
Note payable, net of current portion	9,208	10,977
Obligation under capital lease, net of current portion	123,990	111,668
Bonds Payable	5,000,000	5,000,000

Total long term liabilities	5,133,198	5,122,645

Total liabilities	6,326,740	5,767,281
Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized, 5,022,895 shares issued and 3,983,313 shares outstanding	1,976	1,962
Additional paid-in capital	4,444,344	4,359,357
Treasury stock	(383)	(383)
Retained earnings	(5,369,289)	(4,655,529)

Total stockholders’ equity (deficit)	(923,352)	(294,593)

Total liabilities and stockholders’ equity (deficit)	$5,403,388	$5,472,688

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2006	2005
REVENUES
Sales and service revenue	1,370,639	205,629

Total revenues	1,370,639	205,629

COSTS OF REVENUES
Salaries direct	350,588	33,123
Depreciation	23,754	31,203
Contracted Services	227,631	—
Other cost of revenue	143,998	6,880

Total cost of revenues	745,971	71,206

Gross profit	624,668	134,423

OPERATING EXPENSES
Compensation	522,190	333,699
Depreciation & Amortization	405,007	25,555
Selling, general, and administrative expenses	315,504	163,138

Total operating expenses	1,242,701	522,392

Loss from operations	(618,033)	(387,969)

OTHER INCOME (EXPENSE)
Interest income	6,201	2,050
Interest expense	(101,928)	(1,355)

Total Other Income (Expense)	(95,727)	695

NET LOSS	(713,760)	(387,274)

Income per share: (Basic and diluted)	$(0.18)	$(0.10)

Wtd. average number of shares outstanding	3,966,691	3,949,311

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	$(262,644)	$(275,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase of subsidiary	3,060	—
Purchase of subsidiary	(1,649,000)
Plant and equipment purchases	(18,007)	(25,458)
Capitalization of software development costs	—	(31,200)

Net cash flows used by investing activities	(1,663,947)	(56,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	—	(25,318)
Repayment of debt	(20,045)	(3,813)

Net cash flows provided (used) by financing activities	(20,045)	(29,131)

NET INCREASE (DECREASE) IN CASH	(1,946,636)	(361,423)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,454,897	1,045,780

CASH AND CASH EQUIVALENTS, END OF PERIOD	$508,261	$684,357

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1.	Management’s Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by MD Technologies Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2005.

2.	Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense consists of employee stock options and employee stock purchases. The stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to acquisitions and investments, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

3.	Purchase of Premier Medical Consultants, Inc. Stock

On February 14th, 2006, MD Technologies Inc. acquired 100 percent of the outstanding common shares of Premier Medical Consultants, Inc. The results of Premier Medical Consultants, Inc. operations have been included in the consolidated financial statements since that date. Premier Medical Consultants, Inc. is a provider of revenue cycle management services to physician practices. The aggregate purchase price was $1,744,000. Of the total purchase price, $1,615,000 was paid in cash and $85,000 was paid in stock at closing. Under the terms of the acquisition agreement, an additional $34,000 was paid in commissions upon successful completion of the acquisition. The remaining $10,000 was related to capitalized costs related to the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At February 14th, 2006

Current assets	$249,868
Fixed assets	148,915
Other assets	54,438
Intangibles	1,257,494
Goodwill	490,245

Total assets acquired	$2,200,960

Current liabilities	$406,878
Long-term debt	50,082

Total liabilities assumed	$456,960

Net assets acquired	$1,744,000

The $490,245 of goodwill was assigned to our Premier Medical Consultants, Inc. reporting unit. Of this amount, the Company has not yet determined what portion of the goodwill could be tax deductible. The $1,257,494 of intangibles is related to the value of the contracts acquired. The Company is amortizing the value of the contracts on an individual basis, determined by the number of remaining months on the contract at the date of acquisition, which vary from 1 to 34 months.

4.	Subsequent Event – Note Payable to BancorpSouth

On May 5th, 2006, we entered into a $1.6 million loan agreement with BancorpSouth, Baton Rouge, Louisiana. The loan matures in twelve months and is secured by a pledge of receivables, equipment and general intangibles. In addition, certain third party investors guaranteed the note. We will pay interest at an annual percentage rate of 13 percent. Under the terms of the loan, we will make interest only payments until the loan matures. The proceeds of this loan will be used to fund additional acquisitions and to fund working capital requirements. Copies of the loan agreement were attached to the Form 8-K that we filed on May 11, 2006.

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

General

For an understanding of the significant factors that influenced our results during the past three fiscal years, you should read the following discussion in conjunction with our consolidated financial statements and related notes. In addition, you should read the following discussion in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Quarter Ended March 31, 2006 Compared with the Quarter Ended March 31, 2005

•	Total revenue increased 567% in the quarter ended March 31, 2006 to $1,370,639 from $205,629 in the quarter ended March 31, 2005.

•	Cost of Revenues increased 948% to $745,971in the quarter ended March 31, 2006 from $71,206 in the quarter ended March 31, 2005.

•	Operating Expenses increased 138% to $1,242,701in the quarter ended March 31, 2006 from $522,392 in the quarter ended March 31, 2005.

•	Net Loss increased 84% to $713,760 ($.18/share) in the quarter ended March 31, 2006 from $387,274 ($.10/share) in the quarter ended March 31, 2005.

During the three months ended March 31, 2006 we continued to utilize our strategy of growing our business both internally and via acquisition. We acquired the outstanding stock of Premier Medical Consultants, Inc., a RCM (Revenue Cycle Management) company in Largo, Florida, on February 14, 2006. Through this acquisition of Premier Medical Consultants, Inc., we acquired 21 billing service contracts with physicians’ groups. These contracts represent relationships with 61 physicians. The contracts are with physicians’ groups in Florida and Georgia. During the fourth quarter of 2005, we acquired Medical Group Services, Inc., also RCM (Revenue Cycle Management) company in Tampa, Florida. As part of the acquisition of Medical Group Service, Inc., we acquired 29 billing service contracts with physicians’ group. These acquired contracts represent relationships with 164 physicians in the states of Florida, Texas, New York, and Connecticut. We also continued our strategy of achieving internal customer and revenue growth via our sales and marketing and our referral network. Through internal growth, we expanded our customer base to an additional 19 doctors in the first quarter of 2006. We also continued to enhance our Medtopia suite of products and services through the efforts of our programming and operations staff.

In order to fund our acquisition efforts, and to continue our investment in sales, marketing, and R&D, we utilized the proceeds of our public debt offering that concluded in July 2005. We raised $5,000,000 through the sale of 7.5% convertible bonds in July 2005. We have used these funds to purchase Medical Group Services, Inc. in October of 2005 and Premier Medical Consultants, Inc. in February 2006. We have also used the proceeds to support our net losses as we have continued to invest in our sales and marketing and research and investment strategies.

Results of Operations

Revenues

Total revenues increased from $205,629 in the quarter ended March 31, 2005 to $1,370,639 in the quarter ended March 31, 2006, a 567% increase in total revenue. The increase in revenue is related to the revenue associated with the acquisitions of Medical Group Services Inc., Premier Medical Consultants, Inc., and the revenue associated with the continued organic growth of the company and its Medtopia suite of products and services. Revenue generated from Medical Group Services, Inc. during the quarter ended March 31, 2006, was $657,307. Revenue generated from Premier Medical Consultants, Inc. from the acquisition date until March 31, 2006, was $387,119. Revenue from the Medtopia suite of products and services increased from $205,629 in the quarter ended March 31, 2005 to $326,213 in the quarter ended March 31, 2006, an increase of $120,584 and 52%.

Costs of Revenues

The Cost of Revenues increased from $71,206 for the quarter ended March 31, 2005 to $745,971 for the quarter ended March 31, 2006, an increase of 948% primarily as a result of personnel and other expenses associated with servicing the customer base acquired via our two recent acquisitions and the hiring of additional personnel to service the growing customer base and demand of our products and services. As a result, Cost of Revenues Direct Salaries increased from $33,123 in the quarter ended March 31, 2005 to $350,588, an increase of $317,465 and 958%. $176,018 of the $317,465 increase in Cost of Revenues Direct Salaries is associated with personnel costs associated with our subsidiary, Medical Group Services, Inc. We did not own Medical Group Services, Inc. in the first quarter of 2005. $311,122 of the $317,465 increase in Cost of Revenues Direct Salaries is associated with personnel costs associated with our newly acquired subsidiaries. $6,343 of the $317,465 increase in Cost of Revenues Direct Salaries is related to additional personnel costs required to service our growing customer base. Contracted Services increased from $0 in the quarter ended March 31, 2005 to $227,631 in the quarter ended March 31, 2006. With the addition of our acquisitions, we began utilizing contracted resources, in addition to employees, to provide services to our customers. We did not use any contracted resources in the quarter ended March 31, 2005. Other Cost of Revenues also increased 1993% from $6,880 in the quarter ended March 31, 2005 to $143,998 in the quarter ended March 31, 2006. This increase is related to the costs associated with servicing the new customers acquired in our two recent acquisitions and the costs associated with servicing our internally generated new customers.

Operating Expenses

Our operating expenses increased significantly from $552,392 in the quarter ended March 31, 2005 to $1,242,701 in the quarter ended March 31, 2006, an increase of 138%. This increase in operating expense resulted in a greater loss from operations of $618,033 in the quarter ended March 31, 2005 compared to a loss from operations of $387,969 in the quarter ended March 31, 2005. The increase in operating expenses is a result of the operating expenses associated with our two recent acquisitions.

Compensation expense increased from $333,699 in the quarter ended March 31, 2005 to $522,190 in the quarter ended March 31, 2006 due to the personnel expense associated with operating our two acquired companies. Depreciation and Amortization increased from $25,555 in the quarter ended March 31, 2005 to $405,007 in the quarter ended March 31, 2006, an increase of $379,452 or 1,485%. This increase is primarily a result of the amortization expense associated with the contracts acquired in our two acquisitions. The company is aggressively amortizing these contracts over the life of their original term. This resulted in amortization expense related to purchased contracts of $359,416 in the quarter ended March 31, 2006. There was no amortization expense related to purchased contracts in the quarter ended March 31, 2005. Other variances in Depreciation and Amortization accounts were minor and resulted in the remainder of the increase. Selling, general, and administrative expenses increased from $163,138 in the quarter ended March 31, 2005 to $315,504 in the quarter ended March 31, 2006, an increase of $152,366 or 93%. This was also due primarily to the operating costs associated with running our two new subsidiaries. These subsidiaries were not part of MD Technologies Inc. in the first quarter of 2005.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by 35% from $2,454,897 at the beginning of the year to $508,261 at March 31, 2006 for a total cash decrease of $1,946,636. The decrease in cash is a result of the cash used to fund our operating loss, our capital improvements, and our debt service in the first three months of the year, and the $1,649,000 used to acquire the outstanding share of common stock of Premier Medical Consultants, Inc .

As of March 31, 2006, the Company had a working capital surplus of $14,517. As of March 31, 2006, the company had a stockholders’ equity deficit of $923,352 due primarily to the accumulation of net losses. The $508,261 of cash on hand is being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. In addition, portions of the proceeds have and will be used to fund capital expenditures and debt service. Subsequent to March 31, 2006, the company obtained a $1.6 million term loan. The proceeds of this loan will be used to satisfy our working capital requirements for the next several months and to fund future acquisitions. The Company is also currently evaluating the sale of additional securities to raise working capital and for acquisition purposes.

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

Item 3. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period ended March 31, 2006, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2006 the company upgraded to an enterprise wide accounting system and hired a controller to support the rapid growth of the company.

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

(b) Reports on Form 8-K.

A Form 8-K was filed on January 3, 2006 announcing that the Company signed a letter of intent to acquire Premier Medical Consultants, Inc., of Largo, Florida.

A Form 8-KA was filed on January 10, 2006 regarding the company’s acquisition of all of the outstanding stock of Medical Group Services, Inc of Tampa, Florida. Included in the 8-KA were the financial statements required by Rule 310 of Regulation S-B, and the pro-forma financial information required by Rule 310 of Regulation S-B.

A Form 8-K was also filed on February 21, 2006 announcing the acquisition of all of the outstanding stock of Premier Medical Consultants, Inc. of Largo, Florida.

A Form 8-K was filed on March 20, 2006 announcing that the Company signed a letter of intent to acquire the assets of Billing Associates, LLC, of Tampa, Florida.

A Form 8-K/A was filed on April 25, 2006 regarding the company’s acquisition of all the outstanding stock of Premier Medical Consultants, Inc. of Largo, Florida. Included in the 8-K/A was the determination by the Company that under Item 310 of Regulation S-B, financial statements and pro-forma financial information was not required.

A Form 8-K was filed on May 11, 2006 announcing the company’s entering into a $1.6 million loan agreement with BancorpSouth of Baton Rouge, Louisiana.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc.
(Registrant)

Date: May 10, 2006	By:	/s/ William D. Eglin
William D. Eglin
President & Chief Executive Officer

	By:	/s/ William D. Eglin
William D. Eglin
Chief Financial Officer