Form 10QSB
period 2006-06-30
MD TECHNOLOGIES INC
filed 2006-08-14
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 4,131,702 shares outstanding as of June 30, 2006.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

MD TECHNOLOGIES INC.

INDEX TO FORM 10-QSB

June 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MD Technologies Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2006	Dec. 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$445,695	$2,454,897
Restricted Cash	—	100,000
Accounts receivable (net)	711,159	238,531
Prepaid expenses	15,431	17,734

Total current assets	1,172,285	2,811,162

Property and Equipment
Computer equipment and software	656,215	566,496
Assets under capital lease	316,940	64,255
Furniture and fixtures	216,660	176,303

	1,189,815	807,054
Less: Accumulated depreciation	(717,710)	(447,269)

	472,105	359,785
Capitalized software costs held for sale, net	232,292	266,483

Other Assets
Bond offering costs (net)	71,175	75,175
Other Assets	20,713	15,363
Contracts (net)	1,391,170	527,876
Goodwill	3,275,698	1,416,844

Total Other Assets	4,758,756	2,035,258
Total assets	$6,635,438	$5,472,688

The accompanying notes are an integral part of the financial statements.

	June 30, 2006	Dec. 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$468,424	$238,837
Accrued expenses and interest	196,685	230,192
Deferred Compensation	105,228	98,228
Deferred revenue	4,655	12,430
Current portion of notes payable	1,607,028	6,821
Current portion of obligations under capital lease	74,677	58,128

Total current liabilities	2,456,697	644,636

Long Term Liabilities

Notes payable, net of current portion	607,414	10,977
Obligations under capital lease, net of current portion	105,220	111,668
Bonds Payable	5,000,000	5,000,000

Total long term liabilities	5,712,634	5,122,645

Total Liabilities	8,169,331	5,767,281
Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized; 5,087,950 and 4,988,895 shares issued respectively and 4,131,702 and 3,949,313 shares outstanding respectively	2,031	1,962
Additional paid-in capital	5,121,476	4,359,357
Treasury stock	(383)	(383)
Retained earnings	(6,657,017)	(4,655,529)

Total stockholders’ equity (deficit)	(1,533,893)	(294,593)
Total liabilities and stockholders’ equity	$6,635,438	$5,472,688

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
REVENUES
Sales and service revenue	$1,767,890	$245,424	$3,138,529	$451,054

Total revenues	1,767,890	245,424	3,138,529	451,054
COSTS OF REVENUES
Salaries direct	479,900	43,339	830,488	76,461
Depreciation	27,487	23,754	51,241	54,957
Contracted Services	341,717	—	569,348
Other cost of revenues	199,122	19,670	343,120	26,551

Total cost of revenues	1,048,226	86,763	1,794,197	157,969

Gross profit	719,664	158,661	1,344,332	293,085

OPERATING EXPENSES
Compensation	817,890	320,982	1,340,080	654,681
Depreciation and Amortization	438,791	14,112	843,798	39,667
Selling, general and administrative expenses	335,918	178,354	651,422	341,494

Total operating expenses	1,592,599	513,448	2,835,300	1,035,842

Loss from operations	(872,935)	(354,787)	(1,490,968)	(742,757)
OTHER INCOME (EXPENSE)
Interest income	13,575	1,521	19,891	3,570
Interest expense	(138,823)	(1,236)	(240,751)	(2,590)
Non-Cash interest expense	(266,375)	—	(266,375)	—
Other expense	(23,285)	—	(23,285)	—

	(414,908)	285	(510,520)	980

NET LOSS	(1,287,843)	(354,503)	(2,001,488)	(741,777)

Income per share: (Basic and diluted)	$(0.32)	$(0.09)	$(0.50)	$(0.19)

Wtd. average number of shares outstanding	4,021,408	3,949,313	3,993,276	3,949,313

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,022,442)	$(480,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase of subsidiaries	4,060	—
Purchase of Subsidiaries	(2,511,920)	—
Plant and equipment purchases	(21,755)	(25,458)
Capitalization of software development costs	(17,050)	(51,662)

Net cash flows used by investing activities	(2,546,665)	(77,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	—	(60,723)
Debt proceeds	1,600,000	—
Repayment of Obligations under Capital Lease	(18,360)	—
Repayment of debt	(21,735)	(7,886)

Net cash flows provided (used) by financing activities	1,559,905	(68,609)

NET INCREASE (DECREASE) IN CASH	(2,009,202)	(626,209)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,454,897	1,045,780

CASH AND CASH EQUIVALENTS, END OF PERIOD	$445,695	$419,571

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2006

1.	Management’s Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by MD Technologies Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2005.

2.	Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), “Shared Based Payment” (SFAS No.123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plan.

The Company has elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The Company has historically and continues to utilize the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not plan to pay any dividends in the future.

As of June 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $85,890. For the three months and six months period ended June 30, 2006, the Company recognized $83,513 in stock based compensation costs related to the issuance of options to employees. This cost was calculated in accordance with FAS No. 123R and is reflected in operating expenses.

Information with respect to stock option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	294,395	$2.21
Granted	65,000	2.33
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	359,395	$2.23

Options exercisable at June 30, 2006	304,398

For the three and six months period ended June 30, 2006, the fair value of each option grant was estimated on the date of the grant using the following assumptions:

For the Three and Six Months Ended June 30, 2006
Dividend Yield	0.0%
Risk-Free Interest Rate	4.0%
Expected Life	5 -10 years
Expected Volatility	104%

3.	Purchase of Premier Medical Consultants, Inc. Stock

On February 14th, 2006, MD Technologies Inc. acquired 100 percent of the outstanding common shares of Premier Medical Consultants, Inc. The results of Premier Medical Consultants, Inc.’s operations have been included in the consolidated financial statements since that date. Premier Medical Consultants, Inc. is a provider of revenue cycle management services to physician practices. The aggregate purchase price was $1,744,000. Of the total purchase price, $1,615,000 was paid in cash and $85,000 was paid in stock at closing. Under the terms of the acquisition agreement, an additional $34,000 was paid in commissions upon successful completion of the acquisition. The remaining $10,000 was associated with capitalized costs related to the acquisition.

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

The $490,245 of goodwill was assigned to our Premier Medical Consultants, Inc. reporting unit. Of this amount, the Company has not yet determined what portion of the goodwill could be tax deductible. The $1,257,494 of intangibles is related to the value of the contracts acquired. The Company is amortizing the value of the contracts on an individual basis, determined by the number of remaining months on the contract at the date of acquisition, which varies from 1 to 34 months.

4.	Purchase of Billing Associates, LLC assets

On May 15, 2006, MD Technologies Inc. acquired certain assets of Billing Associates, LLC. The funds from the acquisition came from the $1.6 million loan agreement with BancorpSouth, Baton Rouge, Louisiana, that occurred on May 5, 2006 (See Note 5 below). The results of Billing Associates, LLC, operations have been included in the consolidated financial statements since that date. Billing Associates, LLC provides comprehensive accounts receivable and financial services to physician practices and other healthcare entities. The aggregate purchase price was $862,920. Of the total purchase price, $846,000 was paid in cash. Under the terms of the acquisition agreement, an additional $16,920 was paid in commissions upon successful completion of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At May 15, 2006

Current assets	$38,458
Fixed assets	15,000
Intangibles	371,884
Goodwill	457,941

Total assets	$883,283

Current liabilities	$20,363

Total liabilities	$20,363

Net assets acquired	$862,920

The $457,941 of goodwill was assigned to our Medical Group Services, Inc. reporting unit. The assets and related operations of Billing Associates, LLC, were consolidated into Medical Group Services, Inc. for logistical purposes. Of this amount, the Company has not yet determined what portion of the goodwill could be tax deductible. The $371,884 of intangibles is related to the value of the contracts acquired. The Company is amortizing the value of the contracts on an individual basis, determined by the number of remaining months on the contract at the date of acquisition, which varies from 8 to 16 months.

5.	Note Payable to BancorpSouth

On May 5th, 2006, we entered into a $1.6 million loan agreement with BancorpSouth, Baton Rouge, Louisiana. The loan matures in twelve months and is secured by a pledge of receivables, equipment, general intangibles and a guarantee by Premier Medical Consultants Inc., a wholly owned subsidiary. In addition, certain third party investors guaranteed the note. In return for the guarantee, the third party investors received 162,000 warrants at a purchase price of $0.01 per warrant (see Note 7). Under the terms of the loan, we will pay interest at an annual percentage rate of 13 percent and we will make interest only payments until the loan matures. A portion of the proceeds of this loan was used to fund the Billing Associates, LLC, acquisition in Note 4 above. The remaining portion of the proceeds will be used to fund working capital requirements. Copies of the loan agreement were attached to the Form 8-K that we filed May 11, 2006.

6.	Waiver of the Earn Out Provisions related to the Acquisition of Medical Group Services, Inc.

On June 7, 2006, we reached an agreement with the former shareholders of Medical Group Services, Inc. (MGSI) to waive the earn out provisions in the Securities Purchase Agreement and Escrow Agreement. As such, we released the $100,000 in restricted cash, common stock shares, and the promissory note from escrow to the former shareholders of MGSI. We recorded a $600,000 long-term note payable to Anthony Maniscalco, Catherine Maniscalco, and Brina Cabrera. The note will accrue simple interest at the fixed rate of 6.0% per annum, commencing November 1, 2006 and will be payable beginning November 30, 2006 and continuing monthly on the last day of each month thereafter through and inclusive of October 31, 2008. The principal will be due and payable in lump sum format on October 31, 2008.

7.	Warrants associated with Note Payable to BancorpSouth

In conjunction with the loan agreement with BancorpSouth, Baton Rouge, Louisiana, certain third party investors guaranteed the note. In return for the guarantee, the third party investors received 162,000 warrants at a purchase price of $0.01 per warrant. These warrants have an expiration period of 5 years from the date of the agreement. Under generally accepted accounting principles, we were required to assign a value to these warrants in order to record the expense associated with their issuance. Based upon guidance provided by the FASB, we performed a valuation of the warrants and in management’s estimate, determined that the warrants had a fair value of $1.64 (rounded) per warrant resulting in a total of $266,375 of non-cash interest expense related to the issuance of these warrants. In determining the fair value of the warrants, the Company utilized the Black Scholes pricing model. This model derives the fair value of non-traded equity instruments based on certain assumptions related to expected stock price volatility, expected equity instrument life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected equity instrument life is based primarily on management’s estimate. The Company has not paid dividends in the past and does not plan to pay any dividends in the future. The assumptions used are comparable to the assumptions used in our FAS 123(R) calculation (see Note 2).

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

The Quarter Ended June 30, 2006, Compared with the Quarter Ended June 30, 2005

•	Total revenue increased 620% in the quarter ended June 30, 2006 to $1,767,890 from $245,424 in the quarter ended June 30, 2005.

•	Cost of Revenues increased 1,108% to $1,048,226.

•	Operating Expenses increased 210% to $1,592,599.

•	Net Loss increased 263% to $1,287,843 ($.32/share.)

The Six Months Ended June 30, 2006, Compared with the Six Months Ended June 30, 2005

•	Total revenue increased 596% in the six months ended June 30, 2006 to $3,138,529 from $451,054 in the six months ended June 30, 2005.

•	Cost of Revenues increased 1,036% to $1,794,197.

•	Operating Expenses increased 174% to $2,835,300.

•	Net Loss increased 170% to $2,001,488 ($.50/share.)

During the three and six months ended June 30, 2006, we continued to utilize our strategy of growing our business both internally and via acquisition. On May 15, 2006, we acquired certain assets of Billing Associates, LLC, a RCM (Revenue Cycle Management) company in Tampa, Florida. As part of this acquisition, we acquired 12 billing service contracts with physicians’ groups serving more than 60 physicians in Florida. In the first quarter of 2006, we acquired the outstanding stock of Premier Medical Consultants, Inc., a RCM company in Largo, Florida. Through the acquisition of Premier Medical Consultants, Inc., we acquired 21 billing service contracts with physicians’ groups. These contracts represent relationships with 61 physicians. The contracts are with physicians’ groups in Florida and Georgia. During the fourth quarter of 2005, we acquired Medical Group Services, Inc., also a RCM company in Tampa, Florida. As part of the acquisition of Medical Group Services, Inc., we acquired 29 billing service contracts with physicians’ groups. These acquired contracts represent relationships with 164 physicians in the states of Florida, Texas, New York, and Connecticut. We also continued our strategy of achieving internal customer and revenue growth via our sales and marketing and our referral network. Through internal growth, we expanded our customer base with an additional 12 doctors for quarter ending June 30, 2006 and 31 doctors for the six months ending June 30, 2006. We also continued to enhance our Medtopia suite of products and services through the efforts of our programming and operations staff.

In order to fund our acquisition efforts, and to continue our investment in sales, marketing, and R&D, we utilized the proceeds of our public debt offering that concluded in July 2005. We raised $5,000,000 through the sale of 7.5% convertible bonds in July 2005. We used these funds to purchase Medical Group Services, Inc. in October of 2005 and Premier Medical Consultants, Inc. in February 2006. In May of 2006, we entered into a $1.6 million loan agreement with BancorpSouth, Baton Rouge, Louisiana. We have used these proceeds to purchase Billing Associates, LLC in May of 2006. We have also used these proceeds to support our net losses as we have continued to invest in our sales and marketing and research and investment strategies.

Results of Operations

Revenues

Total revenue increased from $245,424 in the quarter ended June 30, 2005, to $1,767,890 in the quarter ended June 30, 2006, a 620% increase in total revenue. Total revenue increased from $451,054 in the six months ended June 30, 2005 to $3,138,529 in the quarter ended June 30, 2006, a 596% increase in total revenue.

The increase in revenue for both the three month period and six month period is related to the revenue associated with the acquisitions of Medical Group Services Inc., Premier Medical Consultants, Inc., Billing Associates, LLC, and the revenue associated with the continued organic growth of the company and its Medtopia suite of products and services. Revenue generated from Medical Group Services, Inc. during the quarter and six months ended June 30, 2006, was $675,106 and $1,332,413, respectively. Revenue generated from Premier Medical Consultants, Inc. during the quarter and six months ended June 30, 2006, was $654,966 and $1,042,085, respectively. Revenue generated from Billing Associates, LLC from the acquisition date until June 30, 2006, was $118,003. Revenue from the Medtopia suite of products and services increased from $245,424 in the quarter ended June 30, 2005 to $319,815 in the quarter ended March 31, 2006, an increase of $74,391 and 30%. Revenue from the Medtopia suite of products and services increased from $451,054 in the six months ended June 30, 2005 to $646,028 in the six months ended June 30, 2006, an increase of $194,974 and 43%.

Costs of Revenues

The Cost of Revenues increased 1,108% from $86,763 for the quarter ended June 30, 2005, to $1,048,226 for the quarter ended June 30, 2006, primarily as a result of personnel and other expenses associated with servicing the customer base acquired via our three recent acquisitions and the hiring of additional personnel to service the growing customer base and demand of our products and services. As a result, Cost of Revenues Direct Salaries increased from $43,339 in the quarter ended June 30, 2005 to $479,900, an increase of $436,561 and 1,007%. $445,105 of the $479,900 of Cost of Revenues Direct Salaries is associated with personnel costs associated with our three acquisitions. We did not own Medical Group Services, Inc., Premier Medical Consultants, Inc or Billing Associates, LLC in the second quarter of 2005. Contracted Services increased from $0 in the quarter ended June 30, 2005 to $341,717 in the quarter ended June 30, 2006. With the addition of our acquisitions, we began utilizing contracted resources, in addition to employees, to provide services to our customers. We did not use any contracted resources in the quarter ended June 30, 2005. Other Cost of Revenues also increased 912% from $19,670 in the quarter ended June 30, 2005 to $199,122 in the quarter ended June 30, 2006. This increase is related to the costs associated with servicing the new customers acquired in our three recent acquisitions and the costs associated with servicing our internally generated new customers.

The Cost of Revenues for the six months ended June 30, 2006 increased 1,036% from $157,969 in the period ended June 30, 2005 to $1,794,197 in the period ended June 30, 2006. This increase is a result of personnel and other expenses associated with servicing the customer base acquired via our three recent acquisitions and the hiring of additional personnel to service the growing customer base and demand of our products and services. As a result, Cost of Revenues Direct

Salaries increased from $76,461 in the six months ended June 30, 2005 to $830,488, an increase of $754,027 and 986%. $756,227 of the $830,488 of Cost of Revenues Direct Salaries is associated with personnel costs associated with our three acquisitions. We did not own Medical Group Services, Inc., Premier Medical Consultants, Inc or Billing Associates, LLC in the six month period ended June 30, 2005. Contracted Services increased from $0 in the six months ended June 30, 2005 to $569,348 in the six months ended June 30, 2006. With the addition of our acquisitions, we began utilizing contracted resources, in addition to employees, to provide services to our customers. We did not use any contracted resources in the six months ended June 30, 2005. Other Cost of Revenues also increased 1,192% from $26,551 in the six months ended June 30, 2005 to $343,120 in the six months ended June 30, 2006. This increase is related to the costs associated with servicing the new customers acquired in our three recent acquisitions and the costs associated with servicing our internally generated new customers.

Operating Expenses

Three months Ending June 30, 2006

Our operating expenses increased significantly from $513,448 in the quarter ended June 30, 2005 to $1,592,599 in the quarter ended June 30, 2006, an increase of 210%. This increase in operating expense resulted in a greater loss from operations of $872,935 in the quarter ended June 30, 2006 compared to a loss from operations of $354,787 in the quarter ended June 30, 2005. The increase in operating expenses is a result of the operating expenses associated with our three recent acquisitions, the adoption of FAS 123(R), and the Board of Directors resolution to grant stock compensation for Board of Directors and Audit Committee meetings attended.

Compensation expense increased $496,908 from $320,982 in the quarter ended June 30, 2005 to $817,890 in the quarter ended June 30, 2006. Of this increase, $178,632 is due to the personnel expense associated with operating our three acquired companies. $83,513 of the $472,908 increase in compensation expense is attributable to the adoption of FAS 123(R) beginning January 1, 2006. Under the provision of FAS 123(R), we are required to value stock options granted to employees and directors. This expense was abnormally high as we recorded option expense related to two employees who were granted options that cliff vested. Going forward, the quarterly expense currently associated with options granted since the fourth quarter of 2005 but not yet vested is minimal under the provisions of FAS 123(R). $82,645 of the $472,908 increase in Compensation expense is attributable to a Board of Directors resolution, whereby all past and future Board of Directors and Audit Committee meetings attended are compensated with company stock. As a result of this resolution, we recorded $82,645 related to past meetings attended by Board of Directors and Audit Committee members dating back to fiscal year 2003. Due to this resolution, going forward the expense associated with these meetings will be expensed on the date of the meeting. Depreciation and Amortization increased from $14,112 in the quarter ended June 30, 2005 to $438,791 in the quarter ended June 30, 2006, an increase of $424,679 or 3,009%. This increase is primarily a result of the amortization expense associated with the contracts acquired in our three acquisitions. The company is aggressively amortizing these contracts over the life of their original term. This resulted in amortization expense related to purchased contracts of $406,668 in the quarter ended June 30, 2006. There was no amortization expense related to purchased contracts in the quarter ended June 30, 2005. Other variances in Depreciation and Amortization accounts were minor and resulted in the remainder of the increase. Selling, general, and administrative expenses increased from $178,354 in the quarter ended June 30, 2005 to $335,918 in the quarter ended June 30, 2006, an increase of $157,564 or 88%. This was also due primarily to the operating costs associated with running our three new subsidiaries. These subsidiaries were not part of MD Technologies Inc. in the second quarter of 2005.

Six months ending June 30, 2006

Our operating expenses increased significantly from $1,035,842 in the six months ended June 30, 2005 to $2,835,300 in the six months ended June 30, 2006, an increase of 174%. This increase in operating expense resulted in a greater loss from operations of $1,490,968 in the six months ended June 30, 2006 compared to a loss from operations of $742,757 in the six months ended June 30, 2005. The increase in operating expenses is a result of the operating expenses associated with our three recent acquisitions, the adoption of FAS 123(R), and the Board of Directors resolution to grant stock compensation for Board of Directors and Audit Committee meetings attended.

Compensation expense increased $685,399 from $654,681 in the six months ended June 30, 2005 to $1,340,080 in the six months ended June 30, 2006. Of this increase, $320,297 is due to the personnel expense associated with operating our three acquired companies. $83,513 of the $663,399 increase in compensation expense is attributable to the adoption of

FAS 123(R) beginning January 1, 2006. Under the provision of FAS 123(R), we are required to value stock options granted to employees and directors. This expense was abnormally high as we recorded stock option expense related to two employees who were granted options that cliff vested. Going forward, the quarterly expense currently associated with options granted since the fourth quarter of 2005 but not yet vested is minimal under the provisions of FAS 123(R). $82,645 of the $663,399 increase in Compensation expense is attributable to a Board of Directors resolution, whereby all past and future Board of Directors and Audit Committee meetings attended are compensated with company stock. As a result of this resolution, we recorded $82,645 related to past meetings attended by Board of Directors and Audit Committee members dating back to fiscal year 2003. Due to this resolution, going forward the expense associated with these meeting will be expensed on the date of the meeting. Depreciation and Amortization increased from $39,667 in the six months ended June 30, 2005 to $843,798 in the six months ended June 30, 2006, an increase of $804,131 or 2,027%. This increase is primarily a result of the amortization expense associated with the contracts acquired in our three acquisitions. The company is aggressively amortizing these contracts over the life of their original term. This resulted in amortization expense related to purchased contracts of $766,084 in the six months ended June 30, 2006. There was no amortization expense related to purchased contracts in the six months ended June 30, 2005. Other variances in Depreciation and Amortization accounts were minor and resulted in the remainder of the increase. Selling, general, and administrative expenses increased from $341,494 in the six months ended June 30, 2005 to $651,422 in the six months ended June 30, 2006, an increase of $309,928 or 91%. This was also due primarily to the operating costs associated with running our three new subsidiaries. These subsidiaries were not part of MD Technologies Inc. in the first six months of 2005.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by 82% from $2,454,897 at the beginning of the year to $445,695 at June 30, 2006 for a total cash decrease of $2,009,202. The decrease in cash is a result of the cash used to fund our operating loss, our capital improvements, and our debt service in the first six months of the year. In addition, we used $1,649,000 to acquire the outstanding shares of common stock of Premier Medical Consultants, Inc. and $862,920 to acquire certain assets of Billing Associates, LLC.

As of June 30, 2006, we had a working capital deficit of $1,284,412. As of June 30, 2006, we had a stockholders’ equity deficit of $1,533,893 due primarily to the accumulation of net losses. The $445,695 of cash on hand is being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. In addition, portions of the proceeds have and will be used to fund capital expenditures and debt service. At the beginning of the third quarter, several of our executives had agreed to a reduction in compensation to reduce our cash usage. The cash on hand is expected to satisfy our cash and working capital requirements for the next several months. We are currently evaluating the sale of additional securities to raise working capital and to use for acquisition purposes.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on June 3, 2006 (the “Annual Meeting”), the Company’s shareholders voted to approve the ratification of Comiskey & Company as the Company’s auditors for the year-ended December 31, 2006. The following is a summary of the vote:

Ratification of Comiskey & Company as Auditors

Votes
For	2,668,917
Against
Abstain

Also at the Annual Meeting, the Company’s shareholders voted to elect each of Jose S. Canseco and William D. Davis, as a director of the Company to serve until the third annual meeting of shareholders after their election or until their successors are elected and qualified.

The following is a summary of the vote:

Votes	Jose S. Canseco	William D. Davis
For	2,668,917	2,668,917
Against
Abstain

The following directors continued their term of office as director after the meeting:

William C. Ellison	Director; Secretary; General Counsel
Thomas L. Frazer	Director
William J. Burnell	Director
Terry D. Jones	Director
Frank Fazio, M.D.	Director

Item 6. Exhibits and Reports on Form 8-K.

      Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc.
(Registrant)

Date: August 11, 2006	By:	/s/ William D. Eglin
William D. Eglin
President & Chief Executive Officer

	By:	/s/ William D. Eglin
William D. Eglin
Chief Financial Officer