Form 10QSB
period 2006-09-30
MD TECHNOLOGIES INC
filed 2006-11-14
CIK 1260465

OMB APPROVAL
OMB Number:	3235-0416
Expires:	March 31, 2007
Estimated average burden
hours per response . . . 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock: 4,131,702 shares outstanding as of September 30, 2006.

Transitional Small Business Disclosure Form (check one):    Yes  ☒    No  ☐

MD TECHNOLOGIES INC.

INDEX TO FORM 10-QSB

September 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MD Technologies Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2006	Dec. 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$234,635	$2,454,897
Restricted Cash	—	100,000
Accounts receivable (net)	648,982	238,531
Prepaid expenses	28,094	17,734

Total current assets	911,711	2,811,162

Property and Equipment
Computer equipment and software	661,499	566,496
Assets under capital lease	316,940	64,255
Furniture and fixtures	216,660	176,303

	1,195,099	807,054
Less: Accumulated depreciation	(760,988)	(447,269)

	434,111	359,785
Capitalized software costs held for sale, net	236,337	266,483

Other Assets
Bond offering costs (net)	69,175	75,175
Other Assets	19,954	15,363
Contracts (net)	1,044,593	527,876
Goodwill	3,275,698	1,416,844

Total Other Assets	4,409,420	2,035,258

Total assets	$5,991,579	$5,472,688

The accompanying notes are an integral part of the financial statements.

	September 30, 2006	Dec. 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$268,171	$238,837
Accrued expenses and interest	392,305	230,192
Deferred Compensation	111,228	98,228
Deferred revenue	15,725	12,430
Current portion of notes payable	1,607,134	6,821
Current portion of obligations under capital lease	71,641	58,128

Total current liabilities	2,466,204	644,636
Long Term Liabilities
Notes payable, net of current portion	605,587	10,977
Obligations under capital lease, net of current portion	89,362	111,668
Bonds Payable	5,000,000	5,000,000

Total long term liabilities	5,694,949	5,122,645

Total Liabilities	8,161,153	5,767,281
Stockholders’ Equity
Preferred stock, no par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0004 par value; 30,000,000 shares authorized; 5,087,950 and 4,988,895 shares issued respectively and 4,131,702 and 3,949,313 shares outstanding respectively	2,031	1,962
Additional paid-in capital	5,116,234	4,359,357
Treasury stock	(383)	(383)
Retained earnings	(7,287,456)	(4,655,529)

Total stockholders’ equity (deficit)	(2,169,574)	(294,593)
Total liabilities and stockholders’ equity	$5,991,579	$5,472,688

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
REVENUES
Sales and service revenue	$1,697,843	$258,747	$4,836,373	$709,700

Total revenues	1,697,843	258,747	4,836,373	709,700

COSTS OF REVENUES
Salaries direct	486,787	50,763	1,317,274	127,224
Depreciation	21,632	23,754	72,873	78,711
Contracted Services	327,307	—	896,657	—
Other cost of revenues	202,254	21,686	545,375	48,236

Total cost of revenues	1,037,980	96,203	2,832,179	254,172

Gross profit	659,863	162,544	2,004,194	455,528

OPERATING EXPENSES
Compensation	473,807	289,178	1,813,888	943,859
Depreciation and Amortization	390,613	14,112	1,234,411	53,779
Selling, general and administrative expenses	274,495	212,647	925,916	554,140

Total operating expenses	1,138,915	515,937	3,974,215	1,551,779

Loss from operations	(479,052)	(353,393)	(1,970,021)	(1,096,251)

OTHER INCOME (EXPENSE)
Interest income	4,017	22,781	23,793	26,352
Interest expense	(152,914)	(94,609)	(393,666)	(97,200)
Non-Cash interest expense	—	—	(266,375)	—
Other expense	(2,505)	—	(25,658)	—

	(151,402)	(71,828)	(661,906)	(70,848)

NET LOSS	(630,454)	(71,828)	(2,631,927)	(1,167,098)

Income per share: (Basic and diluted)	$(0.15)	$(0.11)	$(0.65)	$(0.30)

Wtd. average number of shares outstanding	4,131,702	3,949,313	4,040,329	3,949,313

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,181,926)	$(857,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase of subsidiaries	4,060	—
Purchase of Subsidiaries	(2,511,920)	—
Plant and equipment purchases	(27,039)	(27,903)
Capitalization of software development costs	(42,727)	(69,237)

Net cash flows used by investing activities	(2,577,626)	(97,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	—	(79,175)
Issuance of Bonds for Cash	—	5,000,000
Debt Proceeds	1,600,000	—
Repayment of Obligations under Capital Lease	(55,600)	—
Repayment of debt	(5,110)	(11,146)

Net cash flows provided (used) by financing activities	1,539,290	4,909,679

NET INCREASE (DECREASE) IN CASH	(2,220,262)	3,955,292

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,454,897	1,045,780

CASH AND CASH EQUIVALENTS, END OF PERIOD	$234,635	$5,001,072

The accompanying notes are an integral part of the financial statements.

MD Technologies Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), “Shared Based Payment” (SFAS No.123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plan.

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

As of September 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $176,203, which will be amortized over the next 45 months. For the three months and nine months period ended September 30, 2006, the Company recognized $11,637 and $66,772 respectively, in stock based compensation costs related to the issuance of options to employees. This cost was calculated in accordance with FAS No. 123R and is reflected in operating expenses.

Information with respect to stock option activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	294,395	$2.21
Granted	145,000	2.14
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2006	439,395	$2.19

Options exercisable at September 30, 2006 309,398

For the three and nine months period ended September 30, 2006, the fair value of each option grant was estimated on the date of the grant using the following assumptions:

For the Three and Nine Months Ended September 30, 2006
Dividend Yield	0.0%
Risk-Free Interest Rate	4.0%
Expected Life	5 -10 years
Expected Volatility	132%

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

4.	Purchase of Billing Associates, LLC. assets

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At May 15, 2006

Current assets	$38,458
Fixed assets	15,000
Intangibles	371,884
Goodwill	457,941

Total assets acquired	$883,283

Current liabilities	$20,363

Total liabilities assumed	$20,363

Net assets acquired	$862,920

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

8.	First Commercial Bank of Tampa Bay Line of Credit

On August 30, 2006, Medical Group Services, Inc (MGSI), a subsidiary of MD Technologies Inc. (the “Company”) entered into a $300,000 line of credit agreement with First Commercial Bank of Tampa Bay. The maturity date is payable on demand and is secured by a personal guarantee by the President of MGSI, Anthony Maniscalco. We will pay interest as the line of credit is drawn upon at an annual percentage rate of Wall Street Journal Prime plus 1.500% percent (currently 9.75%). Under the terms of the agreement, we agree to pay the outstanding principle on demand, but if no demand is made, we agree to pay all the accrued interest on the balance outstanding from time to time in regular payments beginning September 9, 2006, then on the same day of each month thereafter. The proceeds of this line of credit may be used to fund acquisitions or to fund working capital requirements. As of September 30, 2006, the balance on this line of credit was $0.

9.	Subsequent Events

Equity Raise

Since September 30, 2006, we have sold 405,000 shares of unregistered and unrestricted common stock ($.0001 par value) at a price of $1.00 per share in a private offering. The total amount received to date is $405,000. These funds will be used for working capital.

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

The Quarter Ended September 30, 2006, Compared with the Quarter Ended September 30, 2005

•	Total revenue increased 556% in the quarter ended September 30, 2006 to $1,697,843 from $258,747 in the quarter ended September 30, 2005.

•	Cost of Revenues increased 979% to $1,037,980.

•	Operating Expenses increased 121% to $1,138,915.

•	Net Loss increased 48% to $630,454 ($.15/share.)

The Nine Months Ended September 30, 2006, Compared with the Nine Months Ended September 30, 2005

•	Total revenue increased 581% in the nine months ended September 30, 2006 to $4,836,373 from $709,700 in the nine months ended September 30, 2005.

•	Cost of Revenues increased 1,014% to $2,832,179.

•	Operating Expenses increased 156% to $3,974,215.

•	Net Loss increased 126% to $2,631,927 ($.65/share.)

During the three and nine months ended September 30, 2006, we continued to utilize our strategy of growing our business both internally and via acquisition. We also focused on realizing cost savings through the consolidation of two of our operation centers in Tampa, Florida. On May 15, 2006, we acquired certain assets of Billing Associates, LLC, a RCM (Revenue Cycle Management) company in Tampa, Florida. As part of this acquisition, we acquired 12 billing service contracts with physicians’ groups serving more than 60 physicians in Florida. In the first quarter of 2006, we acquired the outstanding stock of Premier Medical Consultants, Inc., a RCM company in Largo, Florida. Through the acquisition of

Premier Medical Consultants, LLC., we acquired 21 billing service contracts with physicians’ groups. These contracts represent relationships with 61 physicians. The contracts are with physicians’ groups in Florida and Georgia. During the fourth quarter of 2005, we acquired Medical Group Services, Inc., also a RCM company in Tampa, Florida. As part of the acquisition of Medical Group Services, Inc., we acquired 29 billing service contracts with physicians’ group. These acquired contracts represent relationships with 164 physicians in the states of Florida, Texas, New York, and Connecticut. We also continued our strategy of achieving internal customer and revenue growth via our sales and marketing and our referral network. We also continued to enhance our Medtopia suite of products and services through the efforts of our programming and operations staff.

In order to fund our acquisition efforts, and to continue our investment in sales, marketing, and R&D, we utilized the proceeds of our public debt offering that concluded in July 2005. We raised $5,000,000 through the sale of 7.5% convertible bonds in July 2005. We used these funds to purchase Medical Group Services, Inc. in October of 2005 and Premier Medical Consultants, Inc. in February 2006. In May of 2006, we entered into a $1.6 million loan agreement with BancorpSouth, Baton Rouge, Louisiana. We have used these proceeds to purchase Billing Associates, LLC in May of 2006. We have also used these proceeds to support our net losses as we have continued to invest in our sales, marketing, research and development, and other growth strategies.

Results of Operations

Revenues

Total revenue increased from $258,747 in the quarter ended September 30, 2005, to $1,697,843 in the quarter ended September 30, 2006, a 556% increase in total revenue. Total revenue increased from $709,700 in the nine months ended September 30, 2005 to $4,836,373 in the quarter ended September 30, 2006, a 581% increase in total revenue.

The increase in revenue for both the three month period and nine month period is related to the revenue associated with the acquisitions of Medical Group Services Inc., Premier Medical Consultants, Inc., Billing Associates, LLC, and the revenue associated with the continued organic growth of the company and its Medtopia suite of products and services. Revenue generated from Medical Group Services, Inc. during the quarter and nine months ended September 30, 2006, was $827,770 and $2,278,185, respectively. Revenue generated from Premier Medical Consultants, Inc. during the quarter and nine months ended September 30, 2006, was $531,332 and $1,573,317, respectively. Revenue generated from Billing Associates, LLC. from the acquisition date until September 30, 2006, was $249,958. Revenue from the Medtopia suite of products and services decreased from $204,863 in the quarter ended September 30, 2005 to $256,790 in the quarter ended September 30, 2006, an increase of $52,107 and 25%. Revenue from the Medtopia suite of products and services increased from $565,470 in the nine months ended September 30, 2005 to $776,142 in the nine months ended September 30, 2006, an increase of $210,672 and 37%.

Costs of Revenues

The Cost of Revenues increased 979% from $96,203 for the quarter ended September 30, 2005, to $1,037,980 for the quarter ended September 30, 2006, primarily as a result of personnel and other expenses associated with servicing the customer base acquired via our three recent acquisitions and the hiring of additional personnel to service the growing customer base and demand of our products and services. As a result, Cost of Revenues Direct Salaries increased from $50,763 in the quarter ended September 30, 2005 to $486,787, an increase of $436,024 and 859%. $460,015 of the $486,787 of Cost of Revenues Direct Salaries is associated with personnel costs associated with our three acquisitions. We did not own Medical Group Services, Inc., Premier Medical Consultants, Inc or Billing Associates, LLC in the third quarter of 2005. Contracted Services increased from $0 in the quarter ended September 30, 2005 to $327,307 in the quarter ended September 30, 2006. With the addition of our acquisitions, we began utilizing contracted resources, in addition to employees, to provide services to our customers. We did not use any contracted resources in the quarter ended September 30, 2005. Other Cost of Revenues also increased 833% from $21,686 in the quarter ended September 30, 2005 to $202,254 in the quarter ended September 30, 2006. This increase is related to the costs associated with servicing the new customers acquired in our three recent acquisitions and the costs associated with servicing our internally generated new customers.

The Cost of Revenues for the nine months ended September 30, 2006 increased 1,014% from $254,172 in the period ended September 30, 2005 to $2,832,179 in the period ended September 30, 2006. This increase is a result of personnel and other expenses associated with servicing the customer base acquired via our three recent acquisitions and the hiring of additional personnel to service the growing customer base and demand of our products and services. As a result, Cost of Revenues Direct Salaries increased from $127,224 in the nine months ended September 30, 2005 to $1,317,274, an increase of $1,190,050 and 935%. $1,216,241 of the $1,317,274 of Cost of Revenues Direct Salaries is associated with personnel costs associated with our three acquisitions. We did not own Medical Group Services, Inc., Premier Medical Consultants, Inc or Billing Associates, LLC in the nine-month period ended September 30, 2005. Contracted Services increased from $0 in the nine months ended September 30, 2005 to $896,657 in the nine months ended September 30, 2006. With the addition of our acquisitions, we began utilizing contracted resources, in addition to employees, to provide services to our customers. We did not use any contracted resources in the nine months ended September 30, 2005. Other Cost of Revenues also increased 1,031% from $48,236 in the nine months ended September 30, 2005 to $545,375 in the nine months ended September 30, 2006. This increase is related to the costs associated with servicing the new customers acquired in our three recent acquisitions and the costs associated with servicing our internally generated new customers.

Operating Expenses

Three months Ending September 30, 2006

Our operating expenses increased significantly from $515,937 in the quarter ended September 30, 2005 to $1,138,915 in the quarter ended September 30, 2006, an increase of 121%. This increase in operating expense resulted in a greater loss from operations of $479,052 in the quarter ended September 30, 2006 compared to a loss from operations of $353,393 in the quarter ended September 30, 2005. The increase in operating expenses is a result of the operating expenses associated with our three recent acquisitions, the adoption of FAS 123(R), and the Board of Directors resolution to grant stock compensation for Board of Directors and Audit Committee meetings attended.

Compensation expense increased $184,269 from $289,178 in the quarter ended September 30, 2005 to $473,807 in the quarter ended September 30, 2006. Of this increase, $159,834 is due to the personnel expense associated with operating our three acquired companies. $11,637 of $184,269 increase in compensation expense is attributable to the adoption of FAS 123(R) beginning January 1, 2006. Under the provision of FAS 123(R), we are required to value and expense stock options granted to employees and directors. $11,500 of the $184,269 increase in compensation expense is attributable to a Board of Directors resolution, whereby all Board of Directors and Audit Committee meetings attended are compensated with company stock and expensed as incurred. The remaining variances of compensation expense were minor and resulted in the remainder of the increase. Depreciation and Amortization increased from $14,112 in the quarter ended September 30, 2005 to $390,613 in the quarter ended September 30, 2006, an increase of $376,501 or 2,668%. This increase is primarily a result of the amortization expense associated with the contracts acquired in our three acquisitions. The company is aggressively amortizing these contracts over the life of their original term. This resulted in amortization expense related to purchased contracts of $346,557 in the quarter ended September 30, 2006. There was no amortization expense related to purchased contracts in the quarter ended September 30, 2005. Other variances in Depreciation and Amortization accounts were minor and resulted in the remainder of the increase. Selling, general, and administrative expenses increased from $212,647 in the quarter ended September 30, 2005 to $274,495 in the quarter ended September 30, 2006, an increase of $61,848 or 29%. This was also due primarily to the operating costs associated with running our three new subsidiaries. These subsidiaries were not part of MD Technologies Inc. in the third quarter of 2005.

Nine months ending September 30, 2006

Our operating expenses increased significantly from $1,551,779 in the nine months ended September 30, 2005 to $3,974,215 in the nine months ended September 30, 2006, an increase of 156%. This increase in operating expense resulted in a greater loss from operations of $1,970,021 in the nine months ended September 30, 2006 compared to a loss from operations of $1,096,251 in the nine months ended September 30, 2005. The increase in operating expenses is a result of the operating expenses associated with our three recent acquisitions, the adoption of FAS 123(R), and the Board of Directors resolution to grant stock compensation for Board of Directors and Audit Committee meetings attended.

Compensation expense increased $870,029 from $943,859 in the nine months ended September 30, 2005 to $1,813,888 in the nine months ended September 30, 2006. Of this increase, $480,131 is due to the personnel expense associated with operating our three acquired companies. $66,772 of $870,029 increase in compensation expense is attributable to the adoption of FAS 123(R) beginning January 1, 2006. Under the provision of FAS 123(R), we are required to value and expense stock options granted to employees and directors. $94,145 of the $870,029 increase in Compensation expense is attributable to a Board of Directors resolution, whereby all past and future Board of Directors and Audit

Committee meetings attended are compensated with company stock. As a result of this resolution, we recorded $82,645 related to past meetings attended by Board of Directors and Audit Committee members dating back to fiscal year 2003. Due to this resolution, going forward the expense associated with these meeting will be expensed on the date of the meeting. The remaining portion of the $870,029 of the compensation expense increase is attributable to an increase in the number of personnel related to the three acquisitions the Company completed since October 31, 2005. Depreciation and Amortization increased from $53,779 in the nine months ended September 30, 2005 to $1,234,411 in the nine months ended September 30, 2006, an increase of $1,180,632 or 2,195%. This increase is primarily a result of the amortization expense associated with the contracts acquired in our three acquisitions. The company is aggressively amortizing these contracts over the life of their original term. This resulted in amortization expense related to purchased contracts of $1,112,661 in the nine months ended September 30, 2006. There was no amortization expense related to purchased contracts in the nine months ended September 30, 2005. Other variances in Depreciation and Amortization accounts were minor and resulted in the remainder of the increase. Selling, general, and administrative expenses increased from $554,140 in the nine months ended September 30, 2005 to $925,916 in the nine months ended September 30, 2006, an increase of $371,776 or 67%. This was also due primarily to the operating costs associated with running our three new subsidiaries. These subsidiaries were not part of MD Technologies Inc. in the first nine months of 2005.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by 90% from $2,454,897 at the beginning of the year to $234,635 at September 30, 2006 for a total cash decrease of $2,220,262. The decrease in cash is due to using $1,649,000 to acquire the outstanding shares of common stock of Premier Medical Consultants, Inc. and $862,920 to acquire certain assets of Billing Associates, LLC. We utilized another $1,657,203 to fund our operating loss, our capital improvements and debt services but we were able to offset this utilization as a result of receiving cash proceeds of $1,600,000 by securing a note payable to BancorpSouth (see Note 5) for $1,600,000 in May 2006.

As of September 30, 2006, we had a working capital deficit of $1,554,494. As of September 30, 2006, we had a stockholders’ equity deficit of $2,169,574 due primarily to the accumulation of net losses. The $234,635 of cash on hand is being used as working capital in order to fund sales and marketing, operations, and the research and development of our products and services. In addition, portions of the proceeds have and will be used to fund capital expenditures and debt service. At the beginning of the third quarter, several of our executives had agreed to a reduction in compensation to reduce our cash usage. This salary reduction did not result in a liability for the Company. The cash on hand is expected to satisfy our cash and working capital requirements for the next several months.

As discussed in Note 9, Since September 30, 2006, we have sold 405,000 shares of unregistered and unrestricted common stock ($.0001 par value) at a price of $1.00 per share in a private offering. The total amount received to date is $405,000. The proceeds from this private offering will be used to fund our internal growth strategy by means of sales, marketing, and continued research and development.

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

MD Technologies Inc.
(Registrant)

Date: November 13, 2006	By :	/s/ William D. Eglin
William D. Eglin
President & Chief Executive Officer

	By:	/s/ William D. Eglin
William D. Eglin
Chief Financial Officer