Form 10KSB
period 2006-12-31
MD TECHNOLOGIES INC
filed 2007-04-02
CIK 1260465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 0-50435

MD Technologies Inc.

(Name of small business issuer in its charter)

DELAWARE	72-1491921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 FLORIDA ST., SUITE 200 BATON ROUGE, LOUISIANA	70801
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year:$ 6,472,416.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on January 24, 2007 was $1,142,287, or $0.85 per share. As of January 24, 2007, registrant has 1,343,867 shares of common stock held by non-affiliates.

As of December 31, 2006, the registrant has 4,616,702 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Form (check one): Yes X     No

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

When used in this Annual Report, the terms “ we,” “our,” “us,” and “MD Technologies” refers to MD Technologies Inc., a Delaware corporation.

PART I

Item 6. Description Of Business

History

MD Technologies pioneered the Software-as-a-Service (SaaS) business model in 1998 when its founders deployed what is believed to be the world’s first net-native, SaaS physicians’ practice management system, Medtopia. At the time, the Internet was still in its infancy as a medium for application development and the company worked diligently to create a market for its products and innovative business model. However, as the Internet matured and physicians became increasingly comfortable with web-based and hosted software applications, we began to attract more customers to our business model and products.

Once our customer base began to reach a sustainable critical mass, we began offering other services that were complimentary to our products. In 2002, we began providing revenue cycle management services (RCM) to our customers as a value-added solution that further established the company as a trusted and valuable resource to physicians and healthcare providers. With a strong commitment to quality customer service, we have been able to secure long-term relationships with our customers, resulting in a high customer retention rate and long-term customer loyalty.

Our continued growth enabled the company to conduct a small initial public offering of stock in 2003 and the company began expanding its product and service offerings to a wider regional market. In addition, to further grow the company’s customer base and revenue, we began making strategic acquisitions in 2005. These acquisitions, combined with our organic growth, have allowed us to grow our customer base to over 500 physicians across a wide spectrum of specialties and geographic regions by the end of 2006.

Today, MD Technologies has an established record of providing cutting-edge technology solutions in the HIT (Healthcare Information Technology) market and is one of the top 50 of the 1,800 revenue cycle management companies in the nation. Our SaaS business model is now recognized by many industry analysts as the software technology model of the future and our revenue cycle management services deliver superior performance metrics.

We believe that our Software-as-a-Service solutions for the healthcare information technology industry are poised to take advantage of the increased pressure for solutions that reduce the cost of healthcare and increase the efficiency of the entire healthcare delivery system. Additionally, we believe that our integrated solutions for the healthcare RCM (Revenue Cycle Management) and BPO (Business Process Outsourcing) markets will grow over time as the healthcare environment becomes more complex and physicians increasingly face reduced reimbursements and higher operating costs. We believe the BPO market is growing across multiple industries, not just healthcare, as many companies look to outsource their business processes such as data-entry, transaction processing, and other labor-intensive functions to companies who can deliver these services with a global workforce in conjunction with a high level of quality at the same time. It is our belief that the keys to success in this industry rely upon the following three factors: (1) the development and delivery of advanced technology; (2) a highly efficient process management environment; and (3) high dedication to customer service and support that will earn long-term customer loyalty.

The cornerstone of our business model relies upon the combined and integrated utilization of technology, process management, and quality service and support. By maintaining our technological edge through the continued development of our products, we plan to remain at the forefront of healthcare information technology as it evolves over time. Additionally, as we continually work to refine and improve our processes, workflow, and labor productivity, we will ensure our ability to constantly deliver highly efficient and cost-competitive service to our customers. And lastly, while maintaining our dedication to quality service and support, we will further gain from the long-term relationships with our customers.

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

Products and Services

We provide Software-as-a-Service and healthcare RCM (Revenue Cycle Management) and solutions to physicians and other healthcare providers nationwide. Our revenue is mostly recurring in nature as we invoice our customers monthly for services provided, with the exception of some one-time startup fees or one-time customized services.

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

We utilize PPM (Physician Practice Management) software for our RCM customers in order to efficiently deliver our services to them and for some customers we deliver that software to them for use in their practice. We use our internally developed, net-native, Software-as-a-Service application, Medtopia Manager, to provide these services for many of our customers and we also utilize an ASP hosted MiSys PPM application with other customers. When delivered in conjunction with our Medtopia Manager application, we have branded our RCM service as Medtopia Expert. We also employ offshore vendors to process transactions for the majority of our RCM customers in order to speed up the data-entry of charges and payments and to deliver a higher-quality service and a faster turn-around of accounts receivables. Our utilization of technology, offshore BPO labor, and optimized management processes allows us to deliver RCM services to our customers with a high level of performance.

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

Our internally developed products are branded under the Medtopia trademark and consist of a suite of applications that are designed to work independently of each other, but are most effective when integrated together. Our first application, Medtopia Manager has been in use since 1998 when it is believed to have been the very first net-native SaaS (Software-as-a-Service) Physician Practice Management system on the market. Our products, Medtopia Mobile and

Medtopia EMR, have been under development for several years and are currently in beta testing. We are currently analyzing the marketplace in order to decide when to enter the market with these products. We also sell our web-based document management application, Medtopia DMS, and we are actively marketing that product as a complimentary add-on to our Medtopia Manager product. We also deployed our PHR (Personal Health Record) application, MyMedtopia, in 2001 but we have not actively marketed that application since then and we are currently analyzing the viability of the market for that product. The following is a more detailed description of our complete line of Medtopia products.

•

Medtopia Manager is our Software-as-a-Service Physician Practice Management system that provides customers with web-based appointment scheduling, patient account management, electronic claims processing, electronic remittance advice, accounts receivable management, and more. It has been on the market since 1998 and is actively marketed to ambulatory physicians’ practices nationwide. Customers of the application primarily consist of office-based physician groups from a wide range of specialties. While most customers consist of medical practices, it is also used by dentists, optometrists, health clinics, and other healthcare providers. The product is delivered to customers over the Internet from our hosted data facility and does not require onsite installation of software. All backend processes are performed automatically for the customer and updates to the product are delivered daily and imperceptibly. We generate revenue from this product in the form of monthly subscription fees, with the exception of some one-time upfront fees for setup, installation, training, and data-conversions.

•

Medtopia DMS is our web-based document management system that allows healthcare providers and other entities to image, index, archive, search, and retrieve electronic documents throughout their enterprise. The application works completely over the Internet so that users have access to their electronic documents from any location where Internet access is available. The application also integrates completely with the entire Medtopia suite of products and services so that customers can receive a completely integrated and comprehensive solution for their administrative and clinical documents when needed.

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

•

Medtopia Mobile is our handheld, application that offers physicians a portable extension to their Medtopia Manger system with features such as: an appointment calendar for managing office appointments, hospital rounds, surgeries, and meetings; super-bills and charge-capture; prescription writing; patient medical history; encounter documentation; referral management; secured intranet messaging; and contact management.

•

MyMedtopia is a web-based, PHR (Personal Health Record) application designed for patients that allows them to track and manage their healthcare information online. The application benefits both physicians and their patients by allowing them to share vital healthcare information while encouraging the patient to take a more proactive role in his or her own healthcare.

Marketing

The company’s products and services are marketed to potential customers through multiple strategies, including telemarketing, direct mail campaigns, door-to-door canvassing, and industry trade shows. Through these and other methods, we focus on establishing the Medtopia brand name and the company names of our subsidiaries so that we place ourselves in front of potential customers as often as possible. Not all potential customers are looking for our products or services at the time we reach them, but we hope to establish our brand names so that we are first in their mind when they begin to look for products and services similar to ours. We utilize our marketing efforts to reach out and identify potential customers. Once identified as a potential candidate with interest in our products, we turn them over to the sales department for a detailed and comprehensive discussion of services, features, and prices.

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

Insurance

We have secured Errors and Omissions, D&O, Workers Compensation, EPLI and Comprehensive General Liability insurance and will continue such coverage if available at a reasonable cost.

Data Security

We have developed a comprehensive data security protocol for helping to ensure the protection and the integrity of the data used throughout the organization. We have two separate data-centers, one located in Baton Rouge, Louisiana and one in Tampa, Florida. The data throughout our enterprise is backed up routinely and the media is securely stored offsite for each location. We employ multiple methods for backing up and storing data to ensure the physical protection of the media. We have also developed comprehensive disaster recovery plans for all locations in order to minimize the disruption of service and operations due to a natural disaster, such as a hurricane.

The server environments in each data-center are physically isolated under strict access control.

In addition to the physical security of our systems, we employ multiple lines of defense to guard against un-authenticated access to our systems. These include:

•	128-bit SSL encryption of all application data over the Internet

•	Role-based access using ID and passwords

•	Firewalls and controlled port access through all routers

•	Logging, monitoring, and audit trails

•	Security policies including the establishment of a Chief Information Officer and HIPAA Compliance Officer

•	Routine security audits of all Company policies and personnel.

Research and Development

Our internally developed products are continually modified and improved in order to remain current and up-to-date with the latest technology. Since our product sales are largely based upon subscription revenue rather than revenue from the sales of version upgrades, our products are constantly updated with new features and improvements on a daily basis. In addition to the service sale of our internally developed products to customers, we also utilize these applications for our own internal use for many of our RCM customers. The total amount capitalized as research and software development costs for 2006 was $73,957, as compared to research and software development costs of $84,237 for 2005.

Medtopia Manager, Medtopia Mobile, DMS, and

EMR

Research and Software Development Costs

2005	$84,237
2006	$73,957

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

Product Strategy

Product Life Cycles

The life cycle for our internally developed products, Medtopia Manager, Mobile, DMS, and EMR is potentially unlimited, as it provides the administrative and clinical tools that will always be needed in a physician’s practice. We strive to keep the products current as upgrades are provided frequently and delivered to customers seamlessly via the Internet. This delivery allows the product to evolve to the continuing needs of the customer. The responsiveness of the Medtopia product development team helps to ensure that the customer’s needs are continually evaluated, thereby helping us retain our customer base for the long-term.

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

We could be adversely affected by healthcare regulation. The healthcare industry is highly regulated and is subject to political and regulatory changes. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. Numerous state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states have laws and regulations that protect the confidentiality of medical records or medical information. In addition, the federal Department of Health and Human Services has proposed regulations implementing the Health Insurance Portability and Accountability Act of 1996, or HIPAA, concerning standards for electronic transactions, security and electronic signatures and privacy of individually identifiable health information. These regulations, among other things, require companies to develop security standards for all health information that is used electronically. These regulations impose significant obligations on companies that send or receive electronic health information. The application of these laws to the personal information Medtopia collects could create potential liability under these laws. We have designed our services to comply with these regulations, but cannot predict modifications to these regulations. Any changes could cause us to use additional resources to revise our platform and services. Additional legislation governing the distribution of medical records exists and has been proposed at both the state and federal levels. We will be subject to extensive regulation relating to the confidentiality and release of patient records, and it may be expensive to implement security or other measures to comply with new legislation and final regulations. We may also be restricted or prevented from maintaining or delivering patient records electronically, which would have an adverse effect on our business.

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

Customer Terms

Our relationships with our customers are regulated by subscription contracts that we execute with each customer. These contracts contain our standard terms and conditions, the most important of which relate to the price charged for our services/products. Our primary source of revenue is derived from subscription fees paid by our customers on a monthly basis. Our contracts generally have a one (1) year term and renew on a month-to-month basis after the first year. We have the right to change the price for our services/products on the year anniversary of our contract. Should a customer terminate our relationship, we are obligated to provide them with the information we host for them in a format that allows them to migrate to another vendor. For the years ended December 31, 2006 and December 31, 2005, there was no single customer that accounted for more than 10% of our revenues.

Competition

Our competitive position in the industry relies upon our ability to provide end-to-end solutions for technology and integrated BPO (Business Process Outsourcing) solutions for the healthcare industry. While there are two main segments of the market in which we compete, HIT (Healthcare Information Technology) and healthcare RCM (Revenue Cycle Management), our company is unique in many respects as we are able to deliver integrated solutions encompassing both segments.

The healthcare information technology market consists of hundreds of software and technology companies who deliver solutions to healthcare providers. Most vendors of products in this market deliver applications with administrative functionality, such as PPM (Physician Practice Management) or they deliver clinical functionality such as an EMR (Electronic Medical Record) or EHR (Electronic Health Record.) There are also many vendors, like us, who deliver both. The uniqueness of our applications in comparison to most of those on the market is that ours are delivered completely over the Internet as a SaaS (Software-as-a-service) solution. Most products that compete with ours are typically on-premise systems that require up-front purchases of software and server equipment, whereas ours are sold as a service and paid for with monthly subscriptions. One of the many advantages of this business model is that we are able to deliver functionality to end-user customers at a price-point that is competitive, particularly when compared to large software vendors. Our internally developed applications are marketed to smaller physician practices consisting of physician groups of 3 physicians or less, however we have been successful at delivering our products to larger customers in many instances. In this segment of the market, we most routinely compete with other lower-priced products such as Medisoft, the PPM application owned by a chief competitor of ours, Per-Se Technologies. Per-Se Technologies was acquired last year by the largest HIT vendor in the industry, McKesson. In the mid to high-level PPM market, we compete against higher-priced and more robust products such as Medical Manager, MiSys, and GE Centricity. Most directly, we compete against Athena Health, who delivers SaaS solutions very similar to ours with a similar pricing and business model.

The healthcare RCM market consists of over 1,800 companies nationwide and is relatively fragmented with no single dominant competitor. The top 10 companies in this industry combined represent only 17% of the total market. Most of the companies in this market are small with less than $4 million in annual revenue. In this market, there are approximately 100 companies with annual revenues in excess of $5 million who are of comparable size to our company. However, we compete directly with all other companies in this industry, regardless of size. The largest company in this market is Per-Se Technologies (PSTI), now owned by McKesson, which delivers solutions to thousands of physicians nationwide. Per-Se recently acquired one of our largest competitors in the HIT market, NDC Health, and their combined pro-forma annual revenues are projected to be more than $630 million. We regard Per-Se Technologies as our lead competitor in this market as the result of their wide base of users, recent acquisitions, use of technology, and large annual revenue. Among other healthcare RCM companies, we also regard privately held, Athena Health, as our next most-comparable competitor. Like us, they deliver an integrated technology and RCM solution that maximizes the re-imbursement cycle through tightly coupled software and process management.

Employees

As of December 31, 2006, we employed 74 full time paid employees, consisting of sales and marketing, research and development, operations, and administrative personnel. Our relationship with our current employees fosters high productivity and commitment. None of our employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent contractors to perform various other services.

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

Factors That May Affect Future Results of Operations, Financial Condition or Business

Our business is subject to a number of risks that may have a material impact upon our future financial performance. As discussed under the caption “Forward-Looking Statements”, these factors could cause actual results to differ materially from those in forward-looking statements.

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

The physician practice management and medical revenue cycle management business is highly competitive and our inability to successfully compete for business would adversely affect our business.

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

The Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

•	Total revenue increased 370% in 2006 to $6,472,416 from $1,377,631 in 2005.
•	Cost of Revenues increased 549% to $3,950,411
•	Operating Expenses increased 109% to $5,004,852
•	Other Expense increased 414% in 2006 to $814,112 from $158,321 in 2005.
•	Net Loss increased 84% to $3,296,959 (.80/share)

In 2006, we continued to utilize a strategy of growing our business both internally and via acquisition. We acquired Premier Medical Consultants, Inc., a RCM (Revenue Cycle Management) company in Largo, Florida, on February

14, 2006. As part of the acquisition of Premier Medical Consultants, Inc., we acquired 22 billing service contracts with physicians’ groups. These contracts represent relationships with more than 100 physicians in two states. These contracts are with physicians’ groups in Florida and Georgia. On May 15, 2006, we acquired certain assets of Billing Associates, LLC, a RCM company in Tampa, Florida. As part of the acquisition of Billing Associates, LLC, we acquired 12 billing service contracts with physician’s groups. These contracts represent relationships with more than 60 physicians in the state of Florida. We also continued our strategy of achieving internal customer and revenue growth via our sales and marketing and our referral network. Through internal growth, we expanded our customer base to an additional 46 doctors.

We continued to perform new research and development on our Medtopia suite of products, including Medtopia EMR and Medtopia Mobile. These products are currently being beta tested. We believe that these new products, when completed, will help expand and diversify our reach into physicians’ offices as well as other healthcare facilities. Medtopia EMR and Medtopia DMS are complementary of our other existing proprietary products and will fully integrate with them so that we can offer a more comprehensive suite of products and services to customers.

In order to fund our acquisition efforts, and to continue our investment in sales, marketing, and R&D, we utilized the proceeds of our public debt offering that concluded in July 2005. We raised $5,000,000 through the sale of 7.5% convertible bonds in July 2005. We used those funds to purchase Medical Group Services Inc. in October of 2005 and Premier Medical Consultants, Inc. in February 2006. On May 5, 2006, we entered into a $1.6 million loan agreement with BancorpSouth, Baton Rouge, Louisiana. The loan has a maturity date of 12 months and is secured by a pledge of receivables, equipment, general intangibles and a guarantee by Premier Medical Consultants, Inc., a wholly owned subsidiary. In March of 2007, we refinanced the loan agreement with BancorpSouth and the maturity date was extended another 12 months until May of 2008. We utilized the proceeds of this loan to fund the acquisition of Billing Associates, LLC, and to fund our working capital requirements.

Results of Operations

Revenues

Total revenues increased from $1,377,631 in 2005 to $6,472,416 in 2006, a 370% increase in total revenue. The increase in revenue is due to two primary reasons. The first reason is because of the continued success in the sale of the Medtopia suite of products. Revenue from the Medtopia suite of products and services increased from $974,446 in 2005 to $1,320,792 in 2006, an increase of 36%. The second reason for the increase in revenues is due to our acquisitions. We benefited from a full years worth of revenues from our acquisition of Medical Group Services Inc, which took place on October 31, 2005. In addition, during 2006 we acquired Premier Medical Consultants, Inc., on February 14, 2006, and Billing Associates, LLC, on May 15, 2006. Revenues generated from these three acquisitions for 2006 were $5,151,624.

Costs of Revenues

The Cost of Revenues for this period increased 549% from $608,373 in 2005 to $3,950,411 in 2006, most directly as a result of the acquisition of Medical Group Services, Inc in October of 2005 and the acquisitions of Premier Medical Consultants, Inc. and Billing Associates, LLC in February and May 2006, respectively. The additional personnel resulting from these acquisitions contributed to an increase in the Cost of Revenues Direct Salaries from $278,786 in 2005 compared to $1,761,651, in 2006, an increase of 532%. $127,948 of the $1,482,865 increase in Cost of Revenues Direct Salaries is related to personnel hired to service the increase in billing revenue associated with Medtopia Expert sales. $1,354,917 of the $1,482,865 increase in Cost of Revenues Direct Salaries is related to personnel costs associated with delivering billing services from our three acquisitions, Medical Group Services Inc, October 2005, Premier Medical Consultants, Inc., February 2006 and Billing Associates, LLC, May 2006. These acquisitions also resulted in the increase of Contracted Services from $99,232 in 2005 to $1,262,409 in 2006. Our billing service utilizes contracted resources, in addition to employees, to provide services to its customers. Other Cost of Revenues also increased 550%, from $127,890 in 2005 to $831,728 in 2006. The increase of $703,838 resulted from our three acquisitions.

Operating Expenses

Our operating expenses increased from $2,399,073 in 2005 to $5,004,852 in 2006, an increase of 109%. This increase in operating expenses resulted in a greater loss from operations of $2,482,847 in 2006 in comparison to $1,629,815 in 2005, an increase of 52%. This increase in operating expenses came from several sources, most notably from the increase in depreciation and amortization expense of $1,545,698 in 2006 compared to $265,964 in 2005, an increase of 481%. $1,198,924 of this increase is attributable to the amortization of our intangible contract assets that resulted from our three acquisitions. As part of the purchase of each acquisition, the company recorded intangible assets related to the contracts that were purchased. The company is aggressively amortizing these contracts over the life of their original term. The remaining $80,810 is due to an increase in the depreciation of fixed assets related to our three acquisitions. A portion of the increase in operating expenses, $988,106, is related to increased compensation expense. Of this amount, $246,631 is attributable to non-cash compensation in the form of stock grants and stock option awards. The remaining $741,475 related to additional employees that were part of our three recent acquisitions. Selling, general, and administrative expenses increased dramatically as well from $821,373 in 2005 to $1,159,312 in 2006, an increase of 41%. These additional expenses increased as a result of our three acquisitions.

Other expense increased from $158,321 in 2005 to $814,112 in 2006, an increase of 414%. The reason for this dramatic increase is primarily related to interest expense, both non-cash and cash. In conjunction with the loan agreement with BancorpSouth, Baton Rouge, Louisiana, certain third party investors guaranteed the note. In return for the guarantee, the third party investors received 162,000 warrants at a purchase price of $0.01 per warrant. These warrants have an expiration period of 5 years from the date of the agreement. Under generally accepted accounting principles, we were required to assign a value to these warrants in order to record the expense associated with their issuance. Based upon guidance provided by the FASB, we performed a valuation of the warrants and in management’s estimate, determined that the warrants had a fair value of $1.64 (rounded) per warrant resulting in a total of $266,375 of non-cash interest expense related to the issuance of these warrants. In determining the fair value of the warrants, the Company utilized the Black Scholes pricing model. This model derives the fair value of non-traded equity instruments based on certain assumptions related to expected stock price volatility, expected equity instrument life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected equity instrument life is based primarily on management’s estimate. The Company has not paid dividends in the past and does not plan to pay any dividends in the future. Of the remaining $389,416 in the increase of other expense, $353,485 is attributable to interest expense related to our long-term and short-term debt; most notably the outstanding bonds and our $1.6 million note payable with BancorpSouth.

While total revenues increased 370%, the increase in the cost of revenues coupled with the increase in operating expenses contributed to a greater net loss of $3,296,959 in 2006 in comparison to $1,788,136 in 2005, an increase of 84%. These losses were funded with the $3,035,600 in capital raised from our public offering that was concluded on June 30, 2004, the $5,000,000 in proceeds that were raised in conjunction with the sale of our convertible bonds in July 2005, the $1.6 million in loan proceeds from BancorpSouth in May, 2006, and from proceeds from the sale of common stock in our private offering which took place in November 2006. Between November 10 and November 15, 2006, we sold 485,000 shares of our common stock ($.0001 par value) (“Shares”) at a price of $1.00 per share. The total offering price was $485,000.

Liquidity and Capital Resources

In July of 2005, we raised $5,000,000 through the sale of 7.5% convertible bonds. The proceeds were used to acquire Medical Group Services, Inc. and Premier Medical Consultants, Inc. In May of 2006, we received loan proceeds from BancorpSouth of $1.6 million. We utilized these proceeds to acquire Billing Associates, LLC and to continue to fund sales and marketing, operations, and research and development. In November of 2006, we received $485,000 in cash from the sale of common stock in our private offering. We used these proceeds to fund our sales and marketing, operations, and research and development. As a result of this financing, and the subsequent use of a portion of the proceeds for acquisition and operational purposes, our cash and cash equivalents decreased by 89% from $2,554,897 at the beginning of the year to $290,691 at December 31, 2006.

As of December 31, 2006, the company had a working capital surplus of $89,465. As of December 31, 2006, the company had a stockholders’ equity deficit of $2,330,629 resulting from the accumulation of net losses over the last few years. Subsequent to December 31, 2006, the company issued 500 shares of preferred stock at $500 per share for a total of $250,000. Over the past two years, we have relied on proceeds from our initial public offering in 2004, the proceeds from our public sale of convertible bonds in 2005, the proceeds from our loan agreement with BancorpSouth, and the proceeds from our private common stock offering to fund our operations and our acquisition strategy. To fund operations for future activities, we will continue to use the proceeds of the private common stock offering that was concluded in 2006, proceeds generated from the sales of our products and services, and the proceeds from our subsequent to year-end preferred stock offering in order to fund sales and marketing, operations, and research and development. We also plan to raise additional funds to finance future operations and acquisitions through either equity or debt financing in 2007.

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

Revenue

Revenue associated with agreements to provide RCM services is recognized as related services are provided generally monthly, as these services are invoiced. The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the Company. Title transfers FOB shipping point. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer, and any remaining obligations under the license agreement are insignificant in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

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

Costs of computer software developed for external uses and costs associated with technology under development are capitalized. Amortization is recorded for each of the Company’s products separately, using the greater of a) the amount calculated under the straight-line method over the remaining estimated economic life of each product, or b) the amount calculated using the ratio of current year revenue to projected total revenue for each product. Software cost amortization included in results of operations for 2006, 2005, 2004, 2003, 2002 and 2001 totaled $94,623, $102,465, $95,466, $48,607, $39,306 and $20,991, respectively. Capitalization of costs begins when conceptual and design activities have been completed, technological feasibility is assured, and when management has authorized and committed to fund a project. Costs capitalized include external and internal costs of labor, materials, and services. Costs associated with training and general and administrative activities are expensed as incurred. The Company does not develop nor capitalize software for internal purposes.

Software Cost Amortization
2001	$20,991
2002	$39,306
2003	$48,607
2004	$95,466
2005	$102,465
2006	$94,623

Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended December 31, 2006, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Item 7. Description Of Property

We lease our corporate headquarters in the central business district of Baton Rouge, Louisiana where we maintain our corporate offices and data center. We pay $4,280 per month under a month-to-month operating lease agreement that went into effect June 1, 2005. The Company leases the remainder of its corporate headquarters for $3,080 per month under a month-to-month operating lease agreement that went into effect March 1, 2004.

On May 18, 2004, a Louisiana Limited Liability Company, 620 Florida, L.L.C. (the “LLC”) purchased the building where the company maintains its corporate offices (the “Property”). The LLC is owned by Thomas L. Frazer, William C. Ellison, William Burnell, William D. Davis, Jose S. Canseco, all board members of the company, and Michael C. Canseco, the son of Jose S. Canseco. The space was built out per our specifications. The office includes a data center with dedicated air conditioning and redundant electrical systems to accommodate the needs of our servers and computer systems. The building that houses our offices also contains the main technology offices of a major telephone provider from which we secure our primary Internet connection.

The Company’s subsidiary, Medical Group Services Inc., leases its office space in Tampa, FL, for $5,878 per month under a five year operating lease that expires January 15, 2008. The Company’s other subsidiary, Premier Medical Consultants, Inc., leases its office space in Largo, FL for $10,780 per month under a five year operating lease that expires March 31, 2010.

We own and maintain all of our servers and technology tools necessary to deliver our products to our customers. These include: multiple single and dual-processor servers, software development products and compilers, routers, firewalls, data switches, telephone system, modems, laptops, some of our workstations, printers, and some of our office furniture. A portion of our office and computer equipment is leased under separate capital lease agreements expiring in various years through 2011.

Item 8. Directors, Executive Officers and Significant Employees

We are managed by our Board of Directors. As of December 31, 2006, the Board had seven members, including four outside directors. The members of the Board serve three year staggered terms. Our executive officers serve at the discretion of the Board of Directors. The following table sets forth information regarding the names and ages of and positions held by each of our executive officers and the members of the Board of Directors as of December 31, 2006.

Name	Age	Date Joined Board	Position

Jose S. Canseco	48	2/25/2000	Vice-President of Mergers and Acquisitions, Director
William D. Davis	38	2/25/2000	Chairman, Board of Directors, Chief Technology Officer
William D. Eglin	33	Not a Board Member	President & Chief Executive Officer and Chief Financial Officer
William C. Ellison	46	2/25/2000	Secretary, General Counsel, Director
Thomas L. Frazer	61	6/4/2002	Director
William J. Burnell	57	6/4/2002	Director
Terry D. Jones	43	6/4/2002	Director

Name	Age	Date Joined Board	Position

Joseph Palazzo	63	Not a Board Member	Executive Vice President of OnDemand Software; Vice President of Sales & Marketing
Frank L. Fazio, MD	54	5/1/2004	Director
Anthony F. Maniscalco	53	Not a Board Member	Executive Vice-President, Revenue Cycle Management; President, MGSI
Jon C. Trezona	59	Not a Board Member	Vice President, Development
Sean Marchiafava	35	Not a Board Member	Chief Information Officer

The following biographies describe the business experience of our executive officers and managers.

Jose S. Canseco, Vice President of Mergers and Acquisitions, Director

Mr. Canseco, age 48, one of the founders of the Company, is a 1981 graduate of Louisiana State University with a degree in accounting and a 1984 graduate of the Paul M. Hebert Law School at Louisiana State University. Mr. Canseco has over 22 years of experience in business and commercial practice, commercial litigation, governmental relations, land use, and in intellectual property law. Mr. Canseco is active in his community, taking a leadership role in a number of civic and business boards. From December 1997 to July 2001, Mr. Canseco was a General Partner with the Law Firm of Barton, Richardson, Canseco and Whitney, L.L.P. From January 2002 to June of 2004, Mr. Canseco was the General Counsel of United States Environmental Services, L.L.C., responsible for all corporate legal affairs of that entity.

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

William D. Davis, Chief Technology Officer and Chairman of the Board of Directors’

Mr. Davis, age 38 and one of the founders of the Company, is a graduate of Louisiana State University in Electrical Engineering. As a pioneer in designing Internet enabled applications, he has been the driving force in bringing to market the first fully functional web-based healthcare application in 1998. He has over fifteen years professional experience in various technology markets such as healthcare, education, and law. Mr. Davis oversees the company’s operations, develops strategies for execution of the company’s business plan, and assists with advanced research and development of the company’s next generation products. Mr. Davis was President of LISTech, Inc., a software development company in Baton Rouge, La. from January 1993 to July 2003. He has also been President of Davis Research Group, Inc., a Louisiana based company that provided outsourced software development to the healthcare industry from January 2002 to January 2004. From February 2000 to March 2003, Mr. Davis served as a director and was the Chief Technology Officer of MD Technologies Inc. and was responsible for overseeing the development and deployment of the Company’s products and services. From March 2003 to March 2005, Mr. Davis served as a director and President and CEO of MD Technologies Inc. Mr. Davis now serves as Chief Technology Officer and as Chairman of the Board of Directors of MD Technologies Inc.

William D. Eglin, Chief Executive Officer, Chief Financial Officer

Mr. Eglin, 33, is a graduate of Louisiana State University with a Bachelor of Science in Accounting. Mr. Eglin is a licensed Certified Public Accountant in the state of Louisiana and is a member of both the Louisiana Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Eglin oversees the company’s operations, develops strategies for execution of the company’s business plan, and oversees the company’s financial operations. Prior to joining MD Technologies in April 2004, Mr. Eglin held various positions at PHNS, a healthcare IT outsourcing firm; Edgen Corporation, a global supplier of products and services to the energy industry; and KPMG, a big four accounting firm. From April 2004 to Present, Mr. Eglin has served as Chief Financial Officer of MD Technologies Inc. From March 2005 until present, Mr. Eglin has served as President and CEO of MD Technologies Inc.

Joseph Palazzo, Executive Vice President of OnDemand Software; Vice Pres. of Sales & Marketing

Mr. Palazzo, age 63, joined the Company in July of 2001. Mr. Palazzo has a unique blend of knowledge and experience that complements the team. After receiving a degree in physics and math from Loyola University in New Orleans, Mr. Palazzo began his professional career as a programmer for UNISYS Corporation in 1967 and then moved into sales where his last position was District Manager for the South Louisiana District. Beginning with Medical Industry experience while at UNISYS from 1967 to September 1984 and serving as Medical Product Manager for the Southeast Region in 1980, Mr. Palazzo has over 24 years of experience in the sales and support of physician practice management products and hospital systems. Mr. Palazzo left UNISYS in 1984 to join the consulting firm of Flagship Management and was assigned to Datamaxx, USA, a national manufacturer and distributor of networking equipment and services, where Mr. Palazzo implemented a national sales network of company salespeople and independent distributors complimented by telemarketing. The success of this strategy was largely responsible for the launch of Datamaxx as a public entity in 1985. Returning to Baton Rouge, in 1990, Mr. Palazzo started and owned one of the largest distributorships of Medical Manager, one of the leading products in the medical management software industry. Mr. Palazzo sold his distributorship to Medical Manager Corporation and came out of semi-retirement to join the team. Mr. Palazzo sold his distributorship to Medical Manager Corporation in 1998 and continued to work for that company until November 1999. He then worked as an independent small business consultant until joining MD Technologies in July 2001 as the Executive Vice President of Sales and Marketing, and Vice President of OnDemand Software. Mr. Palazzo’s unique blend of experience, knowledge and talents in software design and writing, hardware and network installation, support and service, and healthcare practice management sales, marketing and support, makes him well suited to help the Company evolve from a research and development mode to a sales and customer support mode.

William C. Ellison, Secretary and General Counsel, Director

Mr. Ellison, age 46, was a 1986 graduate of the University of Mississippi School of Law, where he served as a member of the Moot Court Board from 1984-1986. Mr. Ellison has over twenty (20) years of legal experience in the areas of products liability, intellectual property, commercial litigation, corporate and insurance law and general tort litigation. He is a contributing editor to the Business Torts Desk Reference, A Fifty State Compendium, the Products Liability Desk Reference, A Fifty State Compendium and the Tort Litigation Desk Reference, A Fifty State Compendium. Mr. Ellison is a former partner with the firm of Hamlin, Griffin and Ellison. From February 2000 to present, Mr. Ellison has served as a member of the Board of Directors and Secretary and General Counsel of MD Technologies Inc. He is responsible for overseeing the company’s legal affairs.

Thomas L. Frazer, Director

Mr. Frazer, age 61, holds bachelor’s (1967) and master’s (1969) degrees in accounting from Louisiana State University. He is a partner in Frazer & Persac, A Professional Accounting Corporation, a CPA practice specializing in tax and financial services since 1980. He is a Certified Financial Planner and a member of AICPA and Louisiana Society of CPA’s. From September 2000 to present, Mr. Frazer served as a Director of TilTech Aquaculture, LLC, an aquaculture firm. He also currently serves as a director of Trace Security, Inc. (August 2005 to present, Software Firm), and Future System Advisors, LLC (September 2005 to present, Insurance Systems and Product Development Company). He is a former Director of numerous other companies, including Fifth Generation Systems, Inc. (January 1987 to October 1993), a software firm with $50,000,000+ in sales annually, where he was Chairman and the largest individual shareholder. He also served as a Vice President and Director of Helix BioMedix, Inc., a public biopharmaceutical company focusing on the discovery, synthesis and commercialization of novel, bioactive lytic peptides proprietarily termed Cytoporins, from October 1994 until September 1999, and served as Vice President – Treasurer, Chief Financial Officer and Director from October 1999 until June 2001. Mr. Frazer is active in numerous civic organizations. He is currently a member of the Executive Committee of LSU Research and Technology Foundation (January 2004 to present), Chairman of the Board of St. James Place, a continuing care retirement community (July 2003 to present), and a Member of the Board of Directors, Baton Rouge Area Foundation (March 2006 to present). Mr. Frazer is also active in other business endeavors such as real estate and the organization of several local companies. He has served as a director since June 2002.

William J. Burnell, Director

Mr. Burnell, age 57, has worked primarily in banking, financial services, small business lending, technology and economic development. He is currently Executive Vice-President and Chief Credit Officer for First NBC Bank in New Orleans, Louisiana. He has responsibility for the overall asset quality and lending function of the bank. From 1999 to 2006, he was President and Executive Director of Business Resource Capital Specialty Business and Industrial Development Corp. (BRC). Additionally, from March 1999 to 2006, Mr. Burnell served as the Executive Director and President of the New Orleans Regional Loan Corp., a non-profit corporation formed in 1978, to assist local governments in promoting business expansion and development in southeastern Louisiana. In 1998, Mr. Burnell was employed with Oracle Corporation as a practice manager in the financial services sector, where he provided information technology consulting to financial institutions in the Southeast. He was employed from September 1976, to June 1998, with First Commerce Corporation, a $10 billion bank holding company located in New Orleans, Louisiana, as a Senior Vice-President and Team Leader for the Credit Review and Audit Division, where he had overall responsibility for maintaining and reporting on the company’s assets. Mr. Burnell has served as a director of MD Technologies since June 2002.

Terry D. Jones, Director

Mr. Jones, age 43, graduated from Louisiana State University with a B.S. in Finance. From November 2000 to Present, he has been President of SBL Capital Corporation, a Louisiana Certified Capital Company (“CAPCO”). SBL has investments in various industries, including wireless technology and software technology. From January 1998 to Present, Mr. Jones has been President of Dean Capital, L.L.C., which provides financial consulting services to businesses. Prior to Dean Capital, Mr. Jones was a Regional Vice President with the Business Loan Center (“BLC”), a New York based publicly traded non-bank lender (January 1998 to December 1998). He joined BLC after leaving Source Capital where he served as a Vice President and Director of Underwriting and managed venture capital deals and conducted corporate finance work including debt/equity placements (January 1995 to December 1997). Mr. Jones has been recognized for his professional and civic achievements and was a founder of the Iberville Business Incubator. He is also a Board Member and investor for several companies other than MD Technologies Inc., including SBL Capital Corporation (October 2000 to Present), Dean Capital, L.L.C. (January 1998 to Present), Medi-Clean, LLC (December 2001 to Present), and Affiliated Pasta Restaurant Group (May 2002 to Present). Mr. Jones has been a director since June 2002.

Frank L. Fazio, MD, FACS, Director

Dr. Fazio, age 54, has been in the private practice of ear, nose, and throat medicine and surgery in Baton Rouge, Louisiana since 1981 and plans to practice medicine for several more years. Dr. Fazio graduated from L.S.U. Medical School in 1976 and he completed General Surgery, research and E.N.T training at Charity Hospital and the Kresgie Hearing Lab of the South, both located in New Orleans. Always interested in innovative ideas to promote better patient care, he became active during the startup of Medtopia in an effort to offer a reliable, reasonably priced and adaptive way to handle practice information and financial data.

Anthony F. Maniscalco, Executive Vice-President, Revenue Cycle Management

Mr. Maniscalco, age 53, joined the MD Technologies Inc. team on October 31, 2005, as a result of the Medical Group Services, Inc. acquisition. Mr. Maniscalco is a graduate of the University of South Florida. He co-founded Medical Group Services, Inc. in 2000 and has served as the organization’s CEO since inception. Mr. Maniscalco has over twelve years experience with national medical practice management companies with medical receivable collections exceeding $50 million annually. He currently oversees the operations and growth of the company’s revenue cycle management division.

Jon C. Trezona, Vice President of Development

Jon Trezona, age 59, has 36 years experience in various leadership positions within the healthcare field. In 1997, after a distinguished career in Hospital Administration, Mr. Trezona decided to start his own consulting and medical billing firm called Premier Medical Consultants, Inc. MD Technologies acquired Premier Medical Consultants, Inc. in February 2006, at which time Mr. Trezona assumed his new role with the Company to grow MD Technologies both organically and through acquisitions. Trezona was somewhat of a pioneer in the medical billing industry, having been one of the very first companies dating back to 1997 to outsource much of its back-office operations to several offshore companies located in Madras, India. Mr. Trezona graduated from Florida State University in 1970, and after receiving his Masters Degree in

Healthcare Administration from Georgia State University in 1972, he served as the Chief Executive Officer of five hospitals between the years of 1979 and 1996, and as the Chief Operating Officer of two facilities from 1972 until 1979. Mr. Trezona is a Diplomat of the American College of Healthcare Executives and received his Certification as a Healthcare Billing and Management Executive (CHBME) from the Healthcare Billing and Management Association (HBMA). Trezona is also a member of the Radiology Business Managers Association (RBMA). He has authored articles for various publications and has been a guest speaker for HBMA, RBMA and the Medical Group Management Association (MGMA) (Mr. Trezona has resigned from the Company effective April 30, 2007).

Sean Marchiafava, Chief Information Officer

Mr. Marchiafava, 35, is a graduate of Louisiana State University with a Bachelor of Science in Industrial Engineering and a Masters of Business Administration with honors from the University of Phoenix. Mr. Marchiafava has twelve years experience in the information technology, manufacturing, and petrochemical fields. Prior to joining MD Technologies, Mr. Marchiafava was with C&M Medical Services where he architected, developed, and managed a very successful electronic medical record for the emergency department. Mr. Marchiafava also brings accomplishments from companies such as ExxonMobil, RCG Information Technologies and Concurrent Technologies Corporation, where he served in various technology management positions. Mr. Marchiafava joined the company in October 2005 as Manager of Research and Development and has since been promoted to Chief Information Officer. He is responsible for conceiving and executing the corporate IT initiatives and strategies to achieve the highest possible returns for the company’s technology investments.

Item 9. Remuneration of Directors and Officers

Name of Individual or identity of Group	Capacities in remuneration was received	Aggregate Remuneration
Executives	Salary Compensation (Cash)	$310,500
	Salary Compensation (Stock)	$25,000
	Salary Compensation (Options)	$0
	Bonus Compensation (Cash)	$120,920
	Bonus Compensation (Stock)	$0
	Bonus Compensation (Options)	$0

The above table includes the remuneration received by our three highest paid executives (William Eglin, Anthony Maniscalco, and Brina Cabrera) for year ended December 31, 2006. An explanation of the employment agreement with each of these individuals is as follows:

The Company entered into a 3-year employment agreement with William D. Eglin, CEO, on July 29, 2005. The annual salary as set forth in the contract is $125,000. The company has the option to pay $25,000 of the $125,000 annual salary in either cash or stock. Effective July 1, 2006, Mr. Eglin voluntarily reduced his compensation package on a temporary basis to $100,000 annually. Mr. Eglin is, at the sole discretion of the Board of Directors’, eligible for bonuses. During 2006, Mr. Eglin received a cash bonus of $10,000. His employment agreements sets forth the base salary for the first year only, and provides that the annual base salary shall be reviewed before January 1 of each year by the Board of Directors to determine if such salary should be increased for the following year. Mr. Eglin’s agreement further provides that the salary shall be increased yearly by at least the amount of the increase in the Consumer Price Index for All Urban Consumers for the past year.

The Company entered into a 5-year employment agreement with Anthony Maniscalco on October 31, 2005. The employment agreement was amended on November 22, 2006. The annual salary set forth in the amended employment agreement is $112,000. Mr. Maniscalco is eligible for a $30,000 annual cash bonus, receives a $12,000 annual car allowance, and an additional bonus equal to 1% of the purchase price of any acquisitions of companies that were brought to the Company’s attention by Mr. Maniscalco.

The Company entered into a 5-year employment agreement with Brina Cabrera on October 31, 2005. The employment agreement was amended on November 22, 2006. The annual salary set forth in the amended employment agreement is $90,000 annually. Ms. Cabrera is eligible for a $30,000 annual cash bonus, receives a $9,000 annual car allowance, and an additional bonus equal to 1% of the purchase price of any acquisitions of companies that were brought to the Company’s attention by Ms. Cabrera.

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

The plan is administered by the Board of Directors or can be administered by a committee appointed by the Board, which committee shall consist of not less than two directors. The Board of Directors, or the committee if there is one, at its discretion, can select the eligible employees and consultants to be granted awards and determine the number of shares to be applicable to such award. The shares subject to awards granted under the plan are shares of common stock that are authorized but un-issued. The aggregate number of shares which may be issued as awards or upon exercise of awards under the plan is 1,000,000 shares. There were 145,000 options issued under the plan in 2006. The shares that may be issued pursuant to the exercise of an option awarded by the plan will not be registered under the Securities Act of 1933.

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

Item 10: Security Ownership of Management and Certain Beneficial Holders

The following table sets forth, as of December 31, 2006, certain information with respect to the beneficial ownership of shares of common stock of MD Technologies by each person known to beneficially own five percent or more of the outstanding equity and each of the officers and directors.

Name	Number of Shares of Common Stock	Percent of Total Equity

William D. Eglin 1505 Ross Ave., Baton Rouge, LA 70808	34,091	0.8%
William D. Davis (1) 18151 West Trent Jones Ave., Baton Rouge, LA 70810	903,393	19.6%
Jose S. Canseco(2) 698 Stonehill Rd., Folsom, LA 70437	578,039	12.5%
Anthony F. Maniscalco 13722 Chestersall Dr., Tampa, FL 33624	166,667	3.6%
Brina Cabrera 16205 Ashley Park Place, Tampa, FL 33647	16,667	0.4%
Ricardo Marcos, Jr. 999 N. Krome Ave., Homestead, FL 33030	465,625	10.1%
All officers and directors as a group	2,234,405	48.4%
Commonwealth Advisors, Inc. (3) 247 Florida St., Baton Rouge, LA 70801	909,000	22%

(1)	This amount includes 251,644 shares owned by Mr. Davis’s wife, Dawn Haase-Davis.
(2)	Includes 6,250 shares held in the name of the Emily McQuown Ellison Trust, and 6,250 shares held in the name of the Ara Alexandra Ellison Trust, of which two trusts Mr. Canseco serves as trustee.
(3)

Commonwealth Advisors, Inc., a registered investment advisor, has sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 909,000 shares of common stock of MD Technologies Inc.

Options, Warrants and Rights

The following table sets forth, as of December 31, 2006, certain information with respect to the beneficial ownership of options for shares of common stock of MD Technologies by each person known to beneficially own five percent or more of the outstanding equity and each of the officers and directors.

Name of Holder	Title of Securities	No. of Options	Exercise Price	Expiration Date

William D. Eglin	Option to Purchase Common Stock	25,000 25,000	$2.40 $2.40	4/12/2010 4/12/2011
Jose S. Canseco	Option to Purchase Common Stock	14,374	$2.40	4/23/2008
William D. Davis	Option to Purchase Common Stock	14,374	$2.40	4/23/2008
William C. Ellison	Option to Purchase Common Stock	14,374 50,000 50,000	$2.40 $2.00 $1.90	4/23/2008 Indefinite 8/03/2016
Thomas L. Frazer	Option to Purchase Common Stock Warrant to Purchase Common Stock	4,161 6,250	$2.40 $2.40	4/23/2008 8/8/2008
William J. Burnell	Option to Purchase Common Stock	4,161	$2.40	4/23/2008
Terry D. Jones	Option to Purchase Common Stock	4,161	$2.40	4/23/2008
Joe Palazzo	Option to Purchase Common Stock	5,000 20,000	$2.40 $2.40	4/27/2010 5/16/2016
Jon Trezona	Option to Purchase Common Stock	30,000	$2.25	2/15/2011
Dean Capital, L.L.C.(1)	Option to Purchase Common Stock	17,500	$2.00	6/30/2008
SBL Capital Group, Inc.(1)	Warrant to Purchase Common Stock	7,500	$2.00	Indefinite

(1)	Wholly owned by Terry Jones

Item 11. Interest of Management and others in Certain Transactions

On May 18, 2004, a Louisiana Limited Liability Company, 620 Florida, L.L.C. (the “LLC”) purchased the building where the company maintains its corporate offices (the “Property”). The LLC is owned by Thomas Frazer, William C. Ellison, William Burnell, William D. Davis, Jose S. Canseco, all board members of the company, and Michael C. Canseco, the son of Jose S. Canseco. The LLC purchased the Property subject to all leases encumbering the Property, one of which is the lease between the Company and the previous owner of the Property, Hearin Properties, a Louisiana Partnership. In 2006, The Company leased 3200 square feet of space from the LLC at a monthly rental of $4,579 inclusive of utilities, ad valorem property taxes and insurance, pursuant to the assumed lease. Additionally in 2006, the Company leased from the LLC, pursuant to a month-to-month verbal lease, an additional 2640 square feet of adjacent space for a monthly rental of $3,080 inclusive of utilities, ad valorem property taxes and insurance.

William Ellison, one of the Company’s directors and its General Counsel, was a partner in two law firms in 2005 that the Company utilized for legal services. Total payments to Hamlin, Griffin, & Ellison, and Bordelon, Hamlin, & Theriot totaled $33,014 in 2005.

In 2006, a member of our executive group, provided a personal guarantee on a capital lease, for approximately $262,000, and provided a personal guarantee on a $300,000 line of credit agreement with First Commercial Bank of Tampa Bay. There we no personal guarantees in 2005.

Part II

Item 1. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the NASDAQ OTC Bulletin Board market under the symbol “MDTO.OB.”

The following table provides the high and low prices of our Common Stock during 2005 and 2006 as quoted by NASD OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter	High Price	Low Price
1Q 2005	$2.75	$2.65
2Q 2005	$3.25	$1.30
3Q 2005	$3.00	$2.25
4Q 2005	$3.00	$1.99
1Q 2006	$2.65	$2.00
2Q 2006	$2.25	$0.79
3Q 2006	$2.10	$1.50
4Q 2006	$1.50	$0.67

Holders

As of December 31, 2006, there were 59 registered holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. Beginning January 2007, we will pay cash dividends on our preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	596,395	1.59	408,602

Item 2. Legal Proceedings

None.

Item 3. Changes in and Disagreements with Accountants

None.

Item. 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during and with respect to the fiscal year ended December 31, 2006, we are aware that William D. Eglin, Jose S. Canseco, William C. Ellison, William D. Davis, Frank Fazio, M.D., Terry Jones, William J. Burnell, and Thomas L. Frazer filed their Form 4 late; the Form 4 reporting a change in his beneficial ownership was due to be filed on June 5, 2006 and was filed on June 28, 2006. These were the only late reports for the respective individuals and the only transactions that were not reported on a timely basis.

PART F/S

The consolidated financial statements are attached hereto on pages F-1 through F-21.

PART III

Item 1. Index to Exhibits

Exhibit Number	Description

2.1	Certificate of Incorporation*

2.2	Bylaws*

3.1	Form of stock certificate*

6.2	Employment Agreement of Jose S. Canseco*

6.3	Joint Development and License Agreement with Emory Healthcare*

6.4	Nonqualified Stock Option Plan*

6.12	Advertising Agreement with The Graham Group, Inc. and Graham Group Interactive, Inc.*

6.13	CPE Sale Contract with Eatel**

10.1	Envoy Provider Agreement as of February 17, 2004

10.2	MGSI Purchase Agreement***

10.3	Employment Agreement of Anthony Maniscalco***

10.4	Employment Agreement of Brina Cabrera***

10.5	Premier Purchase Agreement****

10.6	Employment Agreement of Jon Trezona****

10.7	Articles of Incorporation of MGSI******

10.8	Bylaws of MGSI******

10.9	Articles of Incorporation of Premier******

10.10	Bylaws of Premier******

10.11	Employment Agreement of William D. Eglin *****

10.12	E-Care Agreement with MGSI ******

10.13	Mysis Agreement with MGSI ******

10.14	Billing Associates LLC purchase agreement ±

10.15	The Solutions Group-Billing LLC purchase agreement ±±

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed in connection with the Form 10-SB filed on December 12, 2003

** Previously filed in connection with the Form 10-SB filed on December 16, 2003

*** Previously filed in connection with the Form 8-K filed on November 4, 2005

**** Previously filed in connection with Form 8-K filed on February 21, 2006

***** Previously filed in connection with Form 10QSB filed on November 10, 2005

****** Previously filed in connection with Form 10KSB filed on March 31, 2006

± Previously filed in connection with Form 8-K filed on May 19, 2006

±± Previously filed in connection with Form 8-K filed on March 23, 2007

Item 2. Description of Exhibits

See Item 1 above.

CONSOLIDATED FINANCIAL STATEMENTS

MD Technologies Inc. Consolidated Financial Statements December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MD Technologies Inc.

We have audited the accompanying consolidated balance sheets of MD Technologies Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MD Technologies Inc. as of December 31, 2006, and the consolidated results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 27, 2007

/s/ COMISKEY & COMPANY

PROFESSIONAL CORPORATION

MD Technologies Inc.

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$290,691
Accounts receivable	637,743

Prepaid expenses	22,605

Total current assets	951,039

Property and Equipment
Computer equipment and software	934,122
Assets under capital lease	316,940
Furniture and fixtures	216,660

1,467,722
Less: Accumulated depreciation	803,909

663,813
Capitalized software costs held for sale, net	245,817

Other Assets
Bond offering costs (net)	67,175
Other assets	19,200
Contracts (net)	776,983
Goodwill	3,275,698

Total other assets	4,139,056

Total assets	$5,999,725

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$380,681
Accrued expenses and interest	202,409
Deferred compensation	112,228
Deferred revenue	25,275
Current portion of note payable	7,242
Current portion of obligation under capital lease	133,739

Total current liabilities	861,574

Long Term Liabilities
Note payable, net of current portion	2,203,728
Obligation under capital lease, net of current portion	265,052
Bonds payable	5,000,000

Total long term liabilities	7,468,780

Total liabilities	8,330,354

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 20,000 shares authorized No shares issued or outstanding	—
Common stock, $0.0004 par value; 30,000,000 shares authorized 5,572,950 shares issued and 4,616,702 shares outstanding	2,229
Additional paid-in-capital	5,620,013
Treasury stock	(383)
Accumulated deficit	(7,952,488)

Total stockholders’ equity (deficit)	(2,330,629)

Total liabilities and stockholders’ equity (deficit)	$5,999,725

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2006 and 2005

	2006	2005
REVENUES
Sales and service revenue	$6,472,416	$1,377,631

Total revenues	6,472,416	1,377,631

COSTS OF REVENUES
Salaries direct	1,761,651	278,786
Depreciation	94,623	102,465
Contracted services	1,262,409	99,232
Other cost of revenue	831,728	127,890

Total cost of revenues	3,950,411	608,373

Gross profit	2,522,005	769,258

OPERATING EXPENSES
Compensation expense	2,299,842	1,311,736
Depreciation and amortization	1,545,698	265,964
Selling, general, and administrative expenses	1,159,312	821,373

	5,004,852	2,399,073

Loss from operations	(2,482,847)	(1,629,815)

OTHER INCOME (EXPENSE)
Interest & other income	29,100	38,542
Interest expense	(550,348)	(196,863)
Non-cash interest expense	(266,375)	—
Other expense	(26,489)	—

Total other income (expense)	(814,112)	(158,321)

Loss before income taxes	(3,296,959)	(1,788,136)

NET LOSS	$(3,296,959)	$(1,788,136)

Loss per share: (Basic)	$(0.80)	$(0.45)

Weighted average number of shares outstanding—basic	4,104,301	3,949,313

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,296,959)	(1,788,136)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,648,321	372,429
Non-Cash Interest Expense	266,375	—
Allowance for doubtful accounts	(65,000)	65,000
Stock Issued for Services	174,006
Options issued for services	83,875	20,400
Net change in:
Accounts receivable	(57,850)	(46,296)
Prepaid expenses	(4,871)	16,144
Other Assets	1,823
Accounts payable	(216,913)	33,974
Accrued expenses and interest	(96,268)	157,686
Deferred compensation	14,000	98,228
Deferred revenue	12,845	(2,125)

Net cash flows from operating activities	(1,536,616)	(1,072,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase of subsidiary	4,060	(17,742)
Release of restricted cash	(100,000)	—
Purchase of subsidiary	(2,511,920)	(2,100,000)
Plant and equipment purchases	(35,993)	(32,286)
Capitalization of software development costs	(73,957)	(84,237)

Net cash flows from investing activities	(2,717,810)	(2,234,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	—	(79,175)
Issuance of bonds for cash	—	5,000,000
Debt Proceeds	1,600,000	—
Issuance of common stock for cash, net of offering costs	485,000	—
Repayment of debt	(6,828)	(81,418)
Repayment of obligation under capital lease	(87,952)	(23,329)

Net cash flows from financing activities	1,990,220	4,816,078

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,264,206)	1,509,117

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,554,897	1,045,780

CASH AND CASH EQUIVALENTS, END OF YEAR	290,691	2,554,897

The accompanying notes are an integral part of the consolidated financial statements.

MD Technologies Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Totals
	Number Of Shares	Amount
Balances as of December 31, 2004	4,905,561	$1,962	$4,338,957	$(383)	$(2,867,393)	$1,473,143
Stock issued in acquisition, $2.00 per share	83,334
Stock options issued below market value of stock			20,400			20,400
Common stock subscriptions
Net loss	—	—	—	—	(1,788,136)	(1,788,136)

Balances as of December 31, 2005	4,988,895	$1,962	$4,359,357	$(383)	$(4,655,529)	$(294,593)
Stock issued in acquisition, $2.00 per share		33	166,634			166,667
Stock issued in acquisition, $2.50 per share	34,000	14	84,986			85,000
Stock issued for cash, $1.00 per share	485,000	194	484,806			485,000
Stock issued as Compensation	65,055	26	173,980			174,006
Stock based Compensation			83,875			83,875
Stock options issued below market value of stock
Warrants Issued as a financing incentive			266,375			266,375
Net loss	—	—	—	—	(3,296,959)	(3,296,959)

Balances as of December 31, 2006	5,572,950	$2,229	$5,620,013	$(383)	$(7,952,488)	$(2,330,629)

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

On October 31st, 2005, the company acquired 100% of the outstanding voting stock of Medical Group Services, Inc. Accordingly, the results of operations for Medical Group Services, Inc. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of growing our customer base and expanding our offering of solutions and services to healthcare providers.

On February 14th, 2006, MD Technologies Inc. acquired 100 percent of the outstanding common shares of Premier Medical Consultants, Inc. Accordingly, the results of Premier Medical Consultants, Inc.’s operations have been included in the consolidated financial statements from that date forward. The acquisition was made for the purpose of growing our customer base and expanding our offering of solutions and services to healthcare providers.

On May 15, 2006, MD Technologies Inc. acquired certain assets and assumed certain liabilities of Billing Associates, LLC. Accordingly, the results from this acquisition have been included in the consolidated financial statements from that date forward.

Please see Note 2, Acquisitions, for further description regarding these transactions.

MD Technologies, Inc. was incorporated in Delaware on February 25, 2000.

Recent Strategic Events and Uncertainty Regarding Capital Resources

The Company continued to suffer net losses in 2006, which increased the deficit in stockholders equity. These events have raised uncertainty in our ability to meet our obligations in 2007. The Company and its management believe that events that have occurred subsequent to year-end help to mitigate this uncertainty. In January of 2007, the Company issued 500 shares of preferred stock at $500 per share, for a total of $250,000. The proceeds are to be used for working capital purposes. In February of 2007, the Company refinanced the $1.6 million loan agreement with BancorpSouth, Baton Rouge. As a result, the maturity date of the loan was extended until May 5, 2008 and the interest rate per annum was reduced from 13% to 7%. In March of 2007, the Company announced the completion of its fourth acquisition of certain assets of The Solutions Group-Billings, LLC. The purchase price, depending on the success of the assets acquired, can reach a maximum of total cash payments of $1.2 million, to be paid out over a 60 month period. These events are more fully described in Note 10-Subsequent Events.

In addition to these subsequent events, management believes that the completion of the integration of our previous three acquisitions in April of 2007 and its continued efforts to raise additional capital alleviate uncertainty in our ability to meet our obligations in 2007.

Accounting Method

The Company records revenues and expenses on the accrual method.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of MD Technologies Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

1.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue associated with agreements to provide RCM services is recognized as related services are provided, generally monthly, as these services are invoiced. The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the Company. Title transfers FOB shipping point. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer, and any remaining obligations under the license agreement are insignificant. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts. Revenue is reported net of discounts and allowances of $300,533 and $217,305 in 2006 and 2005, respectively.

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

        Computer equipment      3-5 years

        Furniture and fixtures     3-7 years

Costs of computer software developed for external uses and costs associated with technology under development are capitalized. Amortization is recorded for each of the Company’s products separately, using the greater of a) the amount calculated under the straight-line method over the remaining estimated economic life of each product, or b) the amount calculated using the ratio of current year revenue to projected total revenue for each product. Software cost amortization included in results of operations for 2006 and 2005 totaled $94,623 and $102,465, respectively. Capitalization of costs begins when conceptual and design activities have been completed, technological feasibility is assured, and when management has authorized and committed to fund a project. Costs capitalized include external and internal costs of labor, materials, and services. Costs associated with training and general and administrative activities are expensed as incurred.

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

Advertising and Marketing

Advertising and marketing costs are generally charged to operations in the year incurred. Total advertising and marketing costs were $51,519 and $66,496 in 2006 and 2005, respectively.

1.	Summary of Significant Accounting Policies (continued)

Debenture Offering Costs

The company has capitalized issuance costs related to its offering of convertible debentures. These costs are currently being amortized ratably over the life of the debentures. Amortization expenses of debenture offering costs were $8,000 and $4,000 in 2006 and 2005, respectively.

Loss per Share

The Company applies the provisions of SFAS No. 128, “Earnings Per Share”, for the calculation of “Basic” and “Diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

The Company occasionally maintains cash in excess of federally insured limits. The amount in excess at December 31, 2006, was approximately $293,000.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with generally accepted accounting principles, requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Compensated Absences

Employees of the Company are entitled to compensated absences depending on job classification, length of service, and other factors. As of December 31, 2006 and 2006, the company had accrued $79,847 and $25,134, respectively, of expense related to compensated balances.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We evaluate historical and expected discounted operating cash flows of our reporting units to determine the future recoverability of goodwill on an annual basis. We also review goodwill for potential impairment whenever significant permanent changes in business segments or triggering events occur, which might impair recoverability.

Of the $3,275,698 of goodwill at December 31, 2006, $2,283,512 was related to our acquisition of Medical Group Services, Inc., $534,245 was related to our acquisition of Premier Medical Consultants, Inc. and the remaining $457,941 was related to our acquisition of Billing Associates, LLC.

The goodwill associated with our acquisition of Medical Group Services, Inc. includes $2,148,968 of goodwill related to the acquisition of Medical Group Services Inc., $114,758 of goodwill related to a prior Medical Group Services, Inc. acquisition and $19,786 related to deferred tax assets which have been reclassified as goodwill.

1.	Summary of Significant Accounting Policies (continued)

Goodwill (Continued)

The goodwill associated with our acquisition of Premier Medical Consultants, Inc. includes $490,245 of goodwill related to the acquisition of Medical Group Services Inc. and $44,000 of goodwill related to a prior Premier Medical Consultants, Inc. acquisition.

We completed our annual impairment test during the fourth quarter of fiscal 2006 and determined that goodwill was not impaired.

Accounting for Stock Issued to Employees

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plan.

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

The Company has historically and continues to utilize the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends on its common stock in the past and does not plan to pay any common stock dividends in the future.

As of December 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $197,629, which will be amortized over the next 45 months. For the twelve months ended December 31, 2006, the Company recognized $83,875 in stock based compensation costs related to the issuance of options to employees. This cost was calculated in accordance with FAS No. 123R and is reflected in operating expenses.

Information with respect to stock option activity for the twelve months ended December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	235,836	$2.15
Granted	58,562	2.40
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2005	294,398	2.21

Granted	145,000	2.14
Exercised	—	—
Forfeited or expired	(5,000)	2.40

Outstanding at December 31, 2006	434,398	$2.19

Options Exercisable at December 31, 2006	309,398	$2.21

1.	Summary of Significant Accounting Policies (continued)

Accounting for Stock Issued to Employees (continued)

	Range of Price	Original Life	Weighted Average Remaining Life
Granted during 2001	$2.00	Indefinite	Indefinite
Granted during 2002	$1.32 - $2.00	36 months to indefinite	12 months to indefinite
Granted during 2003	$2.40	60 months	18 months
Granted during 2004	$2.40	60 months	36 - 48 months
Granted during 2005	$2.40	60 months -120 months	48 months - 108 months
Granted during 2006	$1.90 - $2.40	60 months - 120 months	60 months - 120 months

The fair value of each stock option grant for the year ended December 31, 2006 was estimated on the date of grant using the following assumptions:

	2006	2005
Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.0%	4.0%
Expected Life	5 - 10 years	5 - 10 years
Expected Volatility	228%	77%

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company stock option plans for the year ended December 31, 2005:

December 31, 2005
Net Income (loss)
As reported	$(1,788,136)

Stock-based employee compensation expense determined under the fair value method	(96,966)

Pro forma	$(1,885,102)

Basic net loss per share
As reported	$(0.45)

Pro forma	$(0.48)

Consideration of Other Comprehensive Income Items

The Financial Accounting Standards Board has issued “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2006 and the year ended December 31, 2005, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Intangible Assets—Contracts

As part of the acquisition process, the Company assigns values to those customer contracts that are in place at the time of acquisition. The value is based on an average historical monthly revenues time the number of months the current contract has remaining. The Company amortizes the value of the contracts on an individual basis, determined by the number of remaining months on the contract at the date of acquisition.

1.	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards

In February of 2007, the FASB issues SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This requirement is effective for our fiscal year ending December 31, 2008. We are currently evaluating the impact of the adoption of SFAS 159 and do not expect that it will have an impact on our Financial Statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have an effect on the financial statements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, effective for our fiscal year beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes that a company should use a more likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for our fiscal year beginning January 1, 2007. We are currently evaluating the impact of FIN 48 on our results of operations, financial position and cash flows.

In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

1.	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which changes the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. SFAS No. 155 will be effective for our 2008 fiscal year. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 was effective for accounting changes and corrections of errors made beginning with our fiscal year ended December 31, 2005. The initial adoption of this statement did not have an impact on the financial statements.

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

2.	Acquisitions

Billing Associates, LLC

On May 15, 2006, MD Technologies Inc. acquired certain assets of Billing Associates, LLC. The funds from the acquisition came from the $1.6 million loan agreement with BancorpSouth, Baton Rouge, Louisiana, that occurred on May 5, 2006 (See Note 6 below). The results of Billing Associates, LLC, operations have been included in the consolidated financial statements since that date. Billing Associates, LLC provides comprehensive accounts receivable and financial services to physician practices and other healthcare entities. The aggregate purchase price was $862,920. Of the total purchase price, $846,000 was paid in cash. Under the terms of the acquisition agreement, an additional $16,920 was paid in commissions upon successful completion of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At May 15, 2006

Current assets	$38,458
Fixed assets	15,000
Intangibles	371,884
Goodwill	457,941

Total assets acquired	$883,283
Current liabilities	$20,363

Total liabilities assumed	$20,363

Net assets acquired	$862,920

2.	Acquisitions (continued)

Billing Associates, LLC (continued)

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

Premier Medical Consultants, Inc.

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

Medical Group Services, Inc.

On October 31st, 2005, MD Technologies Inc. acquired 100 percent of the outstanding common shares of Medical Group Services, Inc. The results of Medical Group Services, Inc. operations have been included in the consolidated financial statements since that date. Medical Group Services, Inc. is a provider of revenue cycle management

2.	Acquisitions (continued)

Medical Group Services, Inc. (continued)

services to physician practices. The aggregate purchase price was $2,966,667. Of the total purchase price, $2,100,000 was paid in cash at closing. The remaining $866,667 was to be contingent upon certain operation performance targets to meet within a 24-month period following acquisition date. The remaining $866,667, allocated as $100,000 cash, 83,334 shares valued at $166,667 in total, and a $600,000 promissory note, was placed into escrow.

On June 7, 2006 the Company agreed to forego the remainder of the earn out period and surrendered the escrowed common stock shares, cash and promissory note to the shareholders of MGSI. Upon the release of the escrowed consideration, the Company was required to value and record the additional consideration as part of the original purchase price. As a result, the Company recorded an additional $866,667 of goodwill as a result of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and following the issuance of the additional consideration:

At June 7, 2006
Current assets	$217,000
Fixed assets	185,000
Other assets	139,000
Intangibles	709,000
Goodwill	2,149,667

Total assets acquired	$3,399,667
Current liabilities	$285,000
Long-term debt	148,000

Total liabilities assumed	$433,000
Net assets acquired	$2,966,667

The $2,149,000 of goodwill was assigned to our corporate reporting unit. Of this amount, the Company has not yet determined what portion of the goodwill could be tax deductible. The $709,000 of intangibles is related to the value of the contracts acquired. The Company is amortizing the value of the contracts on an individual basis, determined by the number of remaining months on the contract at the date of acquisition, which vary from 1 to 20 months.

Proforma Information

The following table set forth indicates the results of operations for 2006 and 2005 had the above-mentioned acquisitions been completed at the beginning of each respective period:

2.	Acquisitions (continued)

Proforma Information (continued)

	2006	2005
Revenues	$7,067,327	$6,761,443

Income from Operations	$(804,391)	$(703,093)

Net Loss	$(3,277,262)	$(1,550,678)

Loss Per Share: (Basic)	$(0.80)	$(0.39)

Weighted average number of shares outstanding—basic	4,104,301	3,949,313

3.	Lease Commitments

The Company leases a portion of its corporate headquarters for $4,280 per month under a month-to-month operating lease agreement that went into effect June 1, 2005. The Company leases the remainder of its corporate headquarters for $3,080 per month under a month-to-month operating lease agreement that went into effect March 1, 2004. The Company’s subsidiary, Medical Group Services Inc., leases its office space in Tampa, FL, for $5,878 per month under a five year operating lease that expires January 15, 2008. The Company’s subsidiary, Premier Medical Consultants, Inc., leases its office space in Largo, FL for $10,780 per month under a five year operating lease that expires March 31, 2010. The company also has six other operating leases expiring in various years until 2011. Monthly lease payments on these six operating leases range from $498 to $2,814. Total expense related to operating leases for each of the years ended December 31, 2006 and 2005 totaled $315,267 and $103,673, respectively.

Minimum future rentals under non-cancelable operating leases as of December 31, 2006 and in the aggregate are:

Year Ended	Amount
2007	$227,821
2008	$216,871
2009	$215,104
2010	$221,965
2011	$135,536

Total minimum lease payments:	$1,017,297

The company leases office and computer equipment at its three locations under multiple capital lease arrangements expiring in various years through 2010. Monthly lease payments range from $404 to $6,971. The assets and liabilities under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 2006 and 2005.

Future minimum lease payments under capital leases as of December 31, 2006 for each of the next five years and in the aggregate are:

3.	Lease Commitments (continued)

Year Ended	Amount
2007	$182,454
2008	142,085
2009	95,978
2010	70,189
2011	—
Thereafter	—

Total minimum lease payments	490,706
Less: Amount representing interest	(91,915)
Present value of net minimum lease payments	$398,791

Interest rates on capitalized leases vary from 7.10% to 14.28% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate or return.

One capital lease is secured by a personal guaranty by a member of our executive group. The secured amount was approximately $262,000.

4.	Statements of Cash Flows

Supplemental disclosures of cash information:

Cash paid during the year ended December 31:

	2006	2005
Interest	$737,848	$9,312

Income taxes	$—	$—

Noncash transactions:

Book cost of property and equipment acquired	$298,940	$52,432
Long-term capital lease obligations incurred for equipment acquired	(262,947)	(20,146)

Equipment acquired for cash	$35,993	$32,286

Deferred Salary settled in stock	$30,000	$—

5.	Income Taxes

The Company has Federal net operating loss carry forwards totaling approximately $7,317,000 which expires between 2020 and 2026.

The components of the provision for income taxes are as follows:

	2006	2005
Current income taxes paid or payable	$—	$—
Increase in deferred tax assets	—	—

	$—	$—

Deferred income taxes are provided on temporary timing differences between financial statement and income tax reporting. The components of deferred income tax assets and liabilities are as follows:

5.	Income Taxes (continued)

	2006	2005
Deferred tax liabilities
Fixed assets	$51,000	$57,000

Total deferred tax liabilities	51,000	57,000
Deferred tax assets
Fixed assets		—
Non-benefited loss carryforwards	2,122,000	1,520,000

Total deferred tax assets	2,122,000	1,520,000
Net deferred tax asset	2,071,000	1,463,000
Less: valuation allowance	(2,071,000)	(1,463,000)

Net deferred tax asset	$—	$—

The valuation allowance increased by $608,000 and $636,000 for the years ended December 31, 2006 and 2005, respectively.

The effective tax rate differs from statutory rates applied to financial statement income and loss due primarily to the effects of the valuation allowance for deferred tax assets.

6.	Notes Payable and Lines of Credit

At December 31, 2006, the Company was obligated under the following notes:

	Current	Long-Term
7.5% 10 year unsecured convertible debentures, interest payment due semi-annually on June 30 and December 31; principal due June 2015	$—	$5,000,000
6% installment note, secured by assets, payments of $642 per month, principal and interest payable through June 2008	$7,242	$3,728
13% 1 year note payable due to a bank; interest paid monthly; Principal due May 2008	$—	$1,600,000
6% 3 year note payable related to an acquisition; interest paid monthly; Principal due Oct 2008	$—	$600,000

	$7,242	$7,203,728

The holders of the convertible debentures have the right, exercisable at any time beginning June 30, 2006 to convert the principal amount of the Debentures into 4,444 shares of the Company’s common stock for every $10,000 in principal converted.

On May 5, 2006, we entered into an agreement with a bank. The $1.6 million loan has a term of 12 months and is secured by a pledge of receivables, equipment, general intangibles and a guarantee by Premier Medical Consultants Inc., a wholly owned subsidiary. In addition, certain third party investors guaranteed the note. In return for the guarantee, the third party investors received 162,000 warrants at a purchase price of $0.01 per warrant. See Note 7 for information regarding warrants. See Note 10, “Subsequent Events” for information regarding the refinancing of our agreement with a bank.

6.	Notes Payable and Lines of Credit (continued)

Maturities on long-term debt as of December 31, 2006 are as follows:

Due by December 31	Amount
2007	$7,242
2008	$2,203,728
2009	$—
2010	$—
2011	$—
Thereafter	$5,000,000

$7,210,970

The Company has a $300,000 line-of-credit available with a bank until August 2007 with interest at the Wall Street Journal prime rate plus 1.5% (9.75% at December 31, 2006). Interest is due monthly. The line-of-credit is secured by a personal guarantee from a member of our executive group. At December 31, 2006, there was no balance outstanding.

7.	Warrants associated with Note Payable

In conjunction with the loan agreement with BancorpSouth, Baton Rouge, Louisiana, certain third party investors guaranteed the note. In return for the guarantee, the third party investors received 162,000 warrants at a purchase price of $0.01 per warrant. These warrants have an expiration period of 5 years from the date of the agreement. Under generally accepted accounting principles, we were required to assign a value to these warrants in order to record the expense associated with their issuance. Based upon guidance provided by the FASB, we performed a valuation of the warrants and in management’s estimate, determined that the warrants had a fair value of $1.64 (rounded) per warrant resulting in a total of $266,375 of non-cash interest expense related to the issuance of these warrants. In determining the fair value of the warrants, the Company utilized the Black Scholes pricing model. This model derives the fair value of non-traded equity instruments based on certain assumptions related to expected stock price volatility, expected equity instrument life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected equity instrument life is based primarily on management’s estimate. The assumptions used are comparable to the assumptions used in our FAS 123(R) calculation of employee stock option expense. (see Note 1)

8.	Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 20,000 shares of preferred stock, no par value. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. As of December 31, 2006, there was no preferred stock outstanding. As discussed in Note 10 (Subsequent Events) below, in January 2007, the company issued 500 shares of preferred stock.

9.	Related Party Transactions

The Company leases its principal operating location under two separate leases with 620 Florida LLC. 620 Florida LLC is owned and controlled by members of the Company’s board of directors. These members of the board of directors are: Jose Canseco, Thomas Frazer, William Ellison, and William Burnell. The amount of rent expense related to payment to 620 Florida LLC for the years ended December 31, 2006, and December 31, 2005, were $88,320 and $79,197 respectively.

9.	Related Party Transactions (continued)

In 2005, the Company obtained legal services from two law firms (Hamlin, Griffin & Ellison; and Bordelon, Hamlin & Theriot) in which William Ellison, on of our directors, was a partner. Total legal expenses related to payment to these two legal firms was $33,014 in 2005. IN 2006, we did not obtain any legal services from either firms and Mr. Ellison joined our company as an employee.

10.	Subsequent Events

Preferred Stock

On January 25, 2007, we sold 500 shares of our Series A Preferred Stock (no par value) (“Preferred Shares”) at a price of $500 per share in a private offering. The total offering price was $250,000. We sold the Preferred Shares to a certified Louisiana capital company in reliance on Rule 506. No underwriting discounts or commissions were paid. The Preferred Shares obligate us to pay a 10 percent per annum cumulative dividend on the face amount of the Preferred Shares (payable quarterly). After one year, we have the right to call the Preferred Shares at a price such that the yield, computed as an internal rate of return, including dividends previously paid, equals 20 percent. Three years after the Original Issue Date, the holder shall have the right to put the Preferred Shares back to us at a price such that the yield, computed as an internal rate of return, including dividends previously paid, is 20 percent. After one year, the Preferred Stock is convertible into shares of common stock at a ratio of 4,444 shares of common stock for each $10,000 in face value (equivalent to a conversion price of $2.25 per share), subject to adjustments set forth in the Preferred Stock Purchase Agreement. We will use the proceeds from the sale for working capital.

Loan Refinancing

On March 1, 2007, we refinanced the $1.6 million loan agreement with BancorpSouth, Baton Rouge, Louisiana. The loan matures in 12 months from the expiration of the original loan agreement, May 5, 2007. The loan is secured by a pledge of receivables, equipment, and general intangibles. In addition, certain third party investors guaranteed the note. We will pay interest at an annual percentage rate of 7 percent. Under the terms of the loan, we will make interest only payments until the loan matures.

Asset Acquisition

On March 19, 2007, we acquired certain assets of The Solutions Group-Billing, LLC. The purchase price, depending on the success of the assets acquired, can reach a maximum total cash payment of $1,2000,000 to be paid out over a 60 month period. The Solutions Group-Billing LLC, based in Duluth, Georgia, provides comprehensive accounts receivable and financial services to physician practices and other healthcare entities.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Technologies Inc. (Registrant)

Date: March 30, 2006	By:	/s/ William D. Eglin
William D. Eglin President & Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William D. Eglin	3/30/07
William D. Eglin President, CEO & CFO	Date

/s/ Jonathan B. Stuckey	3/30/07
Jonathan B. Stuckey Controller and Chief Accounting Officer	Date

/s/ William D. Davis	3/30/07
William D. Davis Chairman, Board of Directors	Date

/s/ Jose S. Canseco	3/30/07
Jose S. Canseco Director	Date

/s/ William C. Ellison	3/30/07
William C. Ellison Director	Date

/s/ William J. Burnell	3/30/07
William J. Burnell Director	Date

/s/ Thomas L. Frazer	3/30/07
Thomas L. Frazer Director	Date

/s/ Terry D. Jones	3/30/07
Terry D. Jones Director	Date

/s/ Frank L. Fazio, MD	3/30/07
Frank Fazio, MD Director	Date